Form 10-Q
period 2007-06-30
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2007-08-29
CIK 1406578, 1406579

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-144625
RSC Holdings III, LLC

RSC Equipment Rental, Inc.

(Exact name of registrant as specified in its charter)

Delaware Arizona	41-2218971 86-0933835

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6929 E. Greenway Pkwy. Scottsdale, Arizona	85254

(Address of principal executive offices)	(Zip code)
(480) 905-3300

Registrant’s telephone number,
including area code
N/A

(Former name or former address, if changed since
last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of August 28, 2007 there were 1,000 shares of no par value Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Information
     All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “plan”, “seek”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology.
     Forward-looking statements include the statements in this Quarterly Report regarding, among other things: management forecasts; efficiencies; cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; our business strategy; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; and refinancing of existing debt.
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Item 1A and elsewhere in this Quarterly Report, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:
•	the effect of an economic downturn or other factors resulting in a decline in non-residential construction and capital investment;

•	increased competition from other companies in our industry and our inability to increase or maintain our prices;

•	our ability to obtain equipment at competitive prices;

•	changes in the attitude of our customers toward renting, as compared with purchasing, equipment;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	heavy reliance on centralized information systems;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the ability and willingness of Atlas Copco AB (“ACAB”) and Atlas Copco Finance S.à.r.l (“ACF”) to continue to meet and/or perform their obligations under the Recapitalization Agreement (as defined herein) to indemnify and defend us against various matters, including, but not limited to, litigation relating to alleged exposure to silica and asbestos;

•	the effect of changes in laws and regulations, including those relating to the environment and customer privacy, among others;

•	risks related to our substantial amount of indebtedness;

•	fluctuations in fuel or supply costs; and

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others;
     In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$3,345	$46,188
Accounts receivable, net	282,830	268,383
Inventory	19,065	18,489
Rental equipment, net	1,873,102	1,738,670
Property and equipment, net	189,526	170,192
Goodwill	925,621	925,621
Deferred financing costs	59,493	67,915
Other assets	54,656	69,518

Total assets	$3,407,638	$3,304,976

Liabilities and Stockholders’ Deficit
Accounts payable	$333,109	$296,086
Accrued expenses and other liabilities	152,657	143,016
Debt	2,746,400	3,006,426
Deferred income taxes	304,243	294,081

Total liabilities	3,536,409	3,739,609

Commitments and contingencies

Stockholders’ deficit

Common stock, no par value, (1,000 shares authorized, issued and outstanding at June 30, 2007 and December 31, 2006)	277,391	15,955
Accumulated deficit	(421,704)	(459,372)
Accumulated other comprehensive income	15,542	8,784

Total stockholders’ deficit	(128,771)	(434,633)

Total liabilities and stockholders’ deficit	$3,407,638	$3,304,976

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Equipment rental revenue	$384,646	$340,102	$732,621	$642,226
Sale of merchandise	20,389	23,537	40,987	48,188
Sale of used rental equipment	37,793	50,183	75,567	109,299

Total revenues	442,828	413,822	849,175	799,713

Cost of revenues:
Cost of equipment rentals, excluding depreciation	159,974	144,751	315,983	285,207
Depreciation — rental equipment	71,517	63,690	140,068	120,289
Cost of merchandise sales	12,448	14,096	24,800	29,601
Cost of used rental equipment sales	26,949	38,389	53,892	83,411

Total cost of revenues	270,888	260,926	534,743	518,508

Gross profit	171,940	152,896	314,432	281,205

Operating expenses:
Selling, general, and administrative	38,100	33,158	70,689	65,004
Management fees	21,500	—	23,000	—
Depreciation and amortization — non-rental equipment	11,453	9,341	22,309	18,433

Total operating expenses	71,053	42,499	115,998	83,437

Operating income	100,887	110,397	198,434	197,768
Interest expense, net	72,689	45,702	136,889	89,425
Other income, net	(291)	(48)	(202)	(209)

Income before provision for income taxes	28,489	64,743	61,747	108,552
Provision for income taxes	11,064	23,969	24,079	39,548

Net income	$17,425	$40,774	$37,668	$69,004

Preferred dividends	—	(3,998)	—	(7,997)

Net income available for common stockholders	$17,425	$36,776	$37,668	$61,007

Weighted average shares outstanding used in computing net income per common share:
Basic and diluted	1,000	1,000	1,000	1,000

Net income per common share:
Basic and diluted	$17.43	$36.78	$37.67	$61.01

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$37,668	$69,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,377	138,722
Amortization of deferred financing costs	8,945	—
Share-based compensation expense	1,872	959
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(23,388)	(25,888)
Deferred income taxes	10,450	43,900
Changes in operating assets and liabilities:
Accounts receivable, net	(14,426)	(9,356)
Inventory	100	(152)
Other assets	2,827	2,672
Accounts payable	73,868	85,538
Accrued expenses and other liabilities	23,078	1,409

Net cash provided by operating activities	283,371	306,808

Cash flows from investing activities:
Purchases of rental equipment	(329,974)	(461,322)
Purchases of property and equipment	(13,696)	(12,466)
Proceeds from sales of rental equipment	75,567	109,299
Proceeds from sales of property and equipment	7,079	9,737

Net cash used in investing activities	(261,024)	(354,752)

Cash flows from financing activities:
Cash consideration paid to Atlas	(17,995)	—
Proceeds from senior ABL revolver	20,458	—
Payments on senior ABL term revolver	(61,166)	—
Payments on senior ABL term loan	(1,250)	—
Payments on Senior Term Facility	(230,700)	—
Payments on capital leases and other	(19,099)	(19,743)
Net proceeds (payments on) affiliated debt	—	67,941
Deferred financing costs	(186)	—
Proceeds from the issuance of common stock	255,064	—
Dividends paid	—	(7,997)
Capital contributions from Atlas	4,500	1,108
Decrease in outstanding checks in excess of cash balances	(14,774)	—

Net cash (used in) provided by financing activities	(65,148)	41,309

Effect of foreign exchange rates on cash	(42)	154

Net decrease in cash and cash equivalents	(42,843)	(6,481)
Cash and cash equivalents at beginning of period	46,188	7,134

Cash and cash equivalents at end of period	$3,345	$653

Supplemental disclosure of cash flow information:
Cash paid for interest	$128,803	$15,131

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$31,731	$38,786
See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Organization
     Business and Basis of Presentation
     Description of Business
          RSC Holdings III, LLC and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. In February 2007, the wholly owned subsidiaries Rental Service Corporation and Rental Service Corporation of Canada officially changed their names to RSC Equipment Rental, Inc. and Rental Service Corporation of Canada Ltd., respectively (collectively, “RSC”). The Company is a wholly owned subsidiary of RSC Holdings Inc. (“RSC Holdings”).
     Basis of Presentation
          Prior to November 27, 2006, RSC Holdings was wholly owned by Atlas Copco AB (“ACAB”) and Atlas Copco Airpower n.v. (“ACA”), a wholly owned subsidiary of ACAB (collectively, “Atlas”).
          On October 6, 2006, Atlas entered into a recapitalization agreement (“Recapitalization”) pursuant to which Ripplewood Holdings L.L.C. (“Ripplewood”) and Oak Hill Capital Partners (“Oak Hill” and collectively with Ripplewood, “the Sponsors”) would acquire 85.5% of RSC Holdings. The Recapitalization closed on November 27, 2006. The Recapitalization was accomplished through (a) the repurchase by RSC Holdings of a portion of its issued and outstanding stock from Atlas and (b) the issuance of a portion of the repurchased shares in return for a cash equity investment in RSC Holdings by the Sponsors for stock. The Recapitalization was accounted for as a leveraged recapitalization with no change in the book basis of assets and liabilities.
          Prior to the closing of the Recapitalization, RSC Holdings formed RSC Holdings I, LLC, which is a direct wholly owned subsidiary of RSC Holdings; RSC Holdings II, LLC, which is a direct wholly owned subsidiary of RSC Holdings I, LLC; and RSC Holdings III, LLC, which is a direct wholly owned subsidiary of RSC Holdings II, LLC. Each of the newly formed entities was created for legal, tax or other corporate purposes and has nominal assets. RSC is the operating entity of RSC Holdings and is wholly owned by RSC Holdings III, LLC.
          Certain amounts in the condensed consolidated statement of cash flows for the six months ended June 30, 2006 have been reclassified to conform with the current year presentation.
     Prior to the Recapitalization
          The condensed consolidated financial statements for the three months and six months ended June 30, 2006 represent a carve-out of the activities of the Company as they related to its wholly owned subsidiary RSC. The condensed consolidated financial statements exclude RSC’s Prime Energy division, which was retained by Atlas as part of the Recapitalization. The condensed consolidated financial statements reflect indebtedness with an affiliate on which interest charged may not reflect rates, terms and conditions offered by a third party lender. Management believes the assumptions underlying the condensed consolidated financial statements are reasonable. However, the condensed consolidated financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.
          All material intercompany transactions and balances have been eliminated in consolidation.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2) Summary of Significant Accounting Policies
          In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. Interim results of operations are not necessarily indicative of full year results. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted under Securities and Exchange Commission rules and regulations governing the preparation of interim financial reporting on Form 10-Q.
     Use of Estimates
          The preparation of the condensed unaudited consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of long-lived assets, goodwill, and inventories; the allowance for doubtful accounts; deferred income taxes; environmental liabilities; reserves for claims; assets and obligations related to employee benefits; and determination of share-based compensation amounts. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.
     Cash Equivalents
          The Company considers all highly liquid instruments with insignificant interest rate risk and with maturities of three months or less at purchase to be cash equivalents.
     Foreign Currency Translation
          The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period-end exchange rates. Revenue and expense items are translated at the average rates prevailing during the period. Resulting translation adjustments are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income. Income and losses that result from foreign currency transactions are included in earnings.
          The Company reports accumulated other comprehensive income in the consolidated statement of stockholders’ equity (deficit) and comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists solely of accumulated foreign currency translation adjustments.
     Fair Value of Financial Instruments
          The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair values of cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these financial instruments. The fair values of the Senior ABL Facilities and the Senior Term Facilities approximate the carrying value of these financial instruments due to the fact that these instruments include provisions to adjust interest rates based on market conditions. The estimated value of the Senior Notes approximate fair value due to the recent nature of their issuance and the lack of material change in the interest rate market or credit risk associated with the Company since issuance in November 2006.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Accounts Receivable
          Accounts receivable are stated net of allowances for doubtful accounts of $8.0 million and $7.0 million at June 30, 2007 and December 31, 2006, respectively. Management develops its estimate of this allowance based on the Company’s historical experience, its understanding of the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. Bad debt expense is reflected as a component of selling, general and administrative expenses in the consolidated statements of income.
     Inventory
          Inventory consists primarily of merchandise and parts. Inventory is primarily accounted for using the weighted average cost method.
     Rental Equipment
          Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated lives for rental equipment is one to ten years. Rental equipment is depreciated to salvage values that range from zero to ten percent of cost. The incremental costs related to acquiring rental equipment and subsequently renting such equipment are expensed as incurred. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs of $29.1 million and $54.6 million for the three and six months ended June 30, 2007, respectively, and $26.4 million and $50.4 million for the three and six months ended June 30, 2006, respectively, are included in cost of revenues in our condensed consolidated statements of income. When rental fleet is disposed of, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in gross profit.
          The Company has factory-authorized arrangements for the refurbishment of certain equipment. The Company continues to record depreciation expense while the equipment is out on refurbishment. The cost of refurbishment is added to the existing net book value of the asset. The combined cost is depreciated over 48 months. The total net book value of the equipment and the total refurbishment cost following completion of the refurbishment may not exceed the equipment’s current fair value.
          The following table provides a breakdown of rental equipment at:

	June 30,	December 31,
	2007	2006
	(in 000s)
Rental equipment	$2,606,325	$2,399,109
Less accumulated depreciation	(733,223)	(660,439)

Rental equipment, net	$1,873,102	$1,738,670

     Property and Equipment
          Property and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets ranging from three to thirty years. Leasehold improvements are amortized over the life of the lease or life of the asset, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. Expenditures that increase productivity or extend the life of an asset are capitalized. Upon disposal, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in operating expenses.
     Long-Lived Assets and Goodwill
          Long-lived assets such as rental equipment and property and equipment are measured for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the assets are impaired, the

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The Company recognized no impairment of long-lived assets in the six month periods ended June 30, 2007 and June 30, 2006, respectively.
          The Company reviews the carrying value of goodwill for impairment annually during the fourth quarter, and whenever an impairment indicator is identified. There was no impairment of goodwill in the six month periods ended June 30, 2007 and June 30, 2006, respectively.
          The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company estimates the fair values of its reporting units utilizing an income approach valuation. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.
     Revenue Recognition
          The Company rents equipment primarily to the nonresidential construction and industrial markets. The Company records unbilled revenue for revenues earned each reporting period which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.
          The Company recognizes revenue on merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectibility is reasonably assured. There are no rights of return or warranties offered on product sales.
          The Company recognizes both net and gross re-rent revenue. The Company has entered into alliance agreements with certain suppliers whereby the Company will rent equipment from the supplier and subsequently re-rent such equipment to a customer. Under the alliance agreements, the collection risk from the end user is passed to the original supplier and revenue is presented on a net basis under the provisions of Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. When no alliance agreement exists, re-rent revenue is presented on a gross basis.
     Cost of Revenues
          Costs of revenues for equipment rentals consist primarily of wages and benefits for employees involved in the delivery and maintenance of rental equipment, rental location facility costs and rental equipment repair and maintenance expenses. Cost of sales of merchandise represents the costs of acquiring those items. Cost of rental equipment sales represents the net book value of rental equipment at the date of sale.
     Selling, General and Administrative Expenses
          Selling general and administrative expenses primarily includes sales force compensation, information technology costs, advertising and marketing, professional fees and administrative overhead.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Reserves for Claims
          The Company’s insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance up to policy limits. The Company is fully self-insured for medical claims. The Company’s excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $500,000 and $250,000, respectively. With the exception of pollution claims, this coverage was in effect for the six months ended June 30, 2007 and the year ended December 31, 2006. The coverage for pollution claims has been effective since the Recapitalization. The Company establishes reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that the Company will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, the Company may be required to increase or decrease the reserves.
     Earnings per Share
          Basic and diluted net income per common share are presented in conformity with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). In accordance with SFAS No. 128, basic net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, increased to give effect to any potentially dilutive securities. There were no potentially dilutive securities outstanding during 2007 and 2006. Additionally, for purposes of calculating basic and diluted net income per common share, net income has been adjusted for preferred stock dividends.
     Income Taxes
          Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of businesses. The Company’s income taxes as presented in the unaudited condensed consolidated financial statements are calculated on a separate tax return basis that does not include the results from those other lines of businesses. Under ACAB’s ownership, RSC Holdings managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that the Company would have followed or does follow as a stand-alone company.
          Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109 deferred income taxes reflect the tax consequences of differences between the financial statement carrying amounts and the respective tax bases of assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is provided for deferred tax assets when realization of such assets is not considered to be more likely than not. Adjustments to the deferred income tax valuation allowance are made periodically based on management’s assessment of the recoverability of the related assets.
          Provisions for deferred income taxes are recorded to the extent of withholding taxes and incremental taxes, if any, that arise from repatriation of dividends from those foreign subsidiaries where local earnings are not permanently reinvested. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.
     Consideration Received from Vendors
          The Company receives money from suppliers for various programs, primarily volume incentives and advertising. Allowances for advertising to promote a vendor’s products or services which meet the criteria in EITF No. 02-16,

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor are offset against advertising costs in the period in which the Company recognizes the incremental advertising cost. In situations when vendor consideration does not meet the criteria in EITF No. 02-16 to be offset against advertising costs, the Company considers the consideration to be a reduction in the purchase price of rental equipment acquired.
          Volume incentives are deferred and amortized as an offset to depreciation expense over 36 months, which approximates the average period of ownership of the rental equipment purchased from vendors who provide the Company with rebates and other incentives.
     Marketing and Advertising costs
          The Company advertises primarily through trade publications and yellow pages. These costs are charged in the period incurred. Marketing and advertising costs are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income. Marketing and advertising expenses are net of qualifying cooperative advertising reimbursements under EITF No. 02-16.
     Share-Based Compensation
          Effective January 1, 2006, the Company adopted the modified prospective method of SFAS 123 (revised 2004), Share Based Payment. Under that method, the Company recognizes compensation expense for new share-based awards, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date based on grant date fair values.
     Deferred Financing Costs
          Deferred financing costs are amortized through interest expense over the respective terms of the debt instruments using the effective interest rate method.
     Concentration of Credit Risk
          Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and accounts receivable. The Company maintains cash with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because the Company’s customer base is large and geographically diverse.
     New Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board FASB (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 January 1, 2007. The Company did not recognize an increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. See Note 6 for additional information.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of the year ending December 31, 2008. The Company is assessing the requirements of SFAS No. 157 and has not yet determined the impact of adoption on the Company’s results of operations, financial position or cash flows.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
          In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is only effective for public companies. The Company adopted SAB 108 upon becoming a public company. The adoption did not have an impact on the Company’s results of operations, financial position or cash flows.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company will be required to adopt SFAS No. 159 in the first quarter of the year ending December 31, 2008. The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact of adoption on the Company’s results of operations, financial positions or cash flows.
(3) Comprehensive Income

	Six Months Ended June 30,
	2007	2006
	(in 000s)
Net income	$37,668	$69,004
Currency translation adjustments	6,758	2,379

Comprehensive income	$44,426	$71,383

4) Debt
          Debt consists of the following at:

	June 30,	December 31,
	2007	2006
	(in 000s)
Senior ABL revolving credit facility	$837,583	$878,291
Senior ABL term loan	248,125	249,375
Senior Term Facility	899,300	1,130,000
Senior Notes	620,000	620,000
Capitalized lease obligations	141,335	128,688
Other	57	72

Total	$2,746,400	$3,006,426

          As of June 30, 2007, the Company had $480.0 million of undrawn capacity available on the Senior ABL revolving credit facility. A portion of the revolving loan facility is available for swingline loans and for the issuance of letters of credit.
          During the three months ended June 30, 2007, $230.7 million of indebtedness under the Company’s Senior Term Facility and an associated prepayment penalty of $4.6 million were paid with the net proceeds from the initial public offering of RSC Holdings common stock completed in May 2007. Additionally, in connection with the repayment of $230.7 million of indebtedness under the Company’s Senior Term facility, $5.0 million of deferred financing costs related to the debt repayment were expensed.
          The Company continues to be in compliance with all applicable covenants as of June 30, 2007.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) Common and Preferred Stock
     Common Stock
          The Company has authorized 1,000 shares of no-par common stock. At June 30, 2007 and December 31, 2006, there were 1,000 shares issued and outstanding. All shares are owned by RSC Holdings II, LLC.
      Preferred Stock
          During the period ended June 30, 2006 the Company had 200 authorized shares of Series A preferred stock, of which 154 shares were issued and outstanding with an affiliate. Holders of the Series A preferred stock were entitled to receive dividends when declared by the Board of the Company. These shares were cancelled as part of the Recapitalization.
          In May 2007, RSC Holdings completed an initial public offering of its common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and 8,333,333 were shares offered by the Sponsors and Atlas. RSC Holdings did not receive any of the proceeds from the sale of the shares by certain of its current shareholders. The common shares were offered at a price of $22.00 per share. Net proceeds from this offering, after deducting underwriting discounts and estimated offering expenses were $255.1 million. RSC Holdings contributed the net proceeds from this offering to the Company. The Company used the contribution to repay $230.7 million of the Company’s Senior Term Facility and an associated prepayment penalty of $4.6 million, and a termination fee of $20.0 million related to terminating the monitoring agreement.
(6) Income Taxes
          Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of businesses. The Company’s income taxes as presented in the condensed consolidated financial statements are calculated on a separate tax return basis. The Company was required to assess its deferred tax assets (including net operating loss and alternative minimum tax loss carryforwards) and the need for a valuation allowance on a separate return basis, even though no such loss carryforwards existed at the Company’s level, since those assets have been utilized in the consolidated tax return. Upon the Company’s separation from the Group as a result of the Recapitalization, those assets were treated as an intercompany balance and eliminated. This assessment required judgment on the part of management with respect to benefits that could be realized from future income, as well as other positive and negative factors.
          The Company files income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1999. With few exceptions, the Company is no longer subject to Canadian income tax examinations by tax authorities for years before 2003. In 2006, the Internal Revenue Service commenced an examination of the Company’s federal income tax returns for tax year 2005. In addition, the Company’s Canadian operating subsidiary is currently under examination for tax years 2003 through 2005. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize an increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. The total amount of unrecognized tax benefits as of the date of adoption and as of June 30, 2007 was approximately $22.8 million. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly change over the next twelve months. The total amount of accrued interest and penalties as of the date of adoption and as of June 30, 2007 was approximately $5.0 million and $5.5 million, respectively.
          The total amount of unrecognized tax benefits and interest and penalties as of the date of adoption are indemnified by Atlas through a separate agreement with Atlas (“Indemnified Positions”). The Company has established a receivable on its financial statements for an amount equal to the amount of Indemnified Positions. Any future increase or decrease to the Indemnified Positions would result in a corresponding increase or decrease to its receivable balance from Atlas (“Indemnification Receivable”) and would not have an effect on the Company’s income tax expense. In the case of other uncertain tax positions (not related to the Indemnified Positions), interest and penalties are recorded as part of income tax expense.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(7) Commitments and Contingencies
          At June 30, 2007, the Company had irrevocable letters of credit facilities outstanding of $132.4 million. Such irrevocable commercial and standby letters of credit facilities support various agreements, leases, and insurance policies. The total outstanding letters of credit include amounts with various suppliers that guarantee payment of rental equipment purchases upon reaching the specified payment date.
          The Company may be required to issue contingent earn-out notes to Atlas of up to $400.0 million pursuant to the Recapitalization if RSC achieves cumulative adjusted EBITDA (as defined in the recapitalization agreement) targets for the years ended December 31, 2006-2007 (cumulatively) and 2008. The issuance of the notes would be recorded as an adjustment to accumulated deficit.
          The Company is subject to various laws and related regulations governing environmental matters. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. The Company incurs ongoing expenses and records applicable accruals associated with the removal of underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company believes that such removal and remediation will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
(8) Legal and Insurance Matters
          The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, and insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has recorded accrued liabilities of $35.1 million at June 30, 2007 to cover the uninsured portion of estimated costs arising from these pending claims and other potential unasserted claims. The Company records claim recoveries from third parties when such recoveries are certain of being collected.
(9) Affiliated Company Transactions
          During the six months ended June 30, 2007, the Company paid $18.0 million to Atlas related to a working capital adjustment in conjunction with the Recapitalization.
          As part of the Recapitalization, Atlas assumed certain liabilities of the Company existing on the closing date, including tax liabilities for personal property and real estate. Additionally, Atlas agreed to indemnify the Company of any and all liabilities for income taxes which are imposed on the Company for a taxable period prior to the closing date of the Recapitalization. As the legal obligation for any such payments still resides with the Company, on the date of the Recapitalization the Company had a receivable for any recorded liabilities to be paid by Atlas. At June 30, 2007 and December 31, 2006, the Company had a receivable of $37.0 million and $49.4 million, respectively for such amounts, which was recorded within other assets in the condensed consolidated balance sheets.
          During the six months ended June 30, 2007, Atlas paid $5.9 million on the Company’s behalf and the Company received $6.9 million from Atlas in conjunction with items paid directly by the Company. These amounts had been included in the December 31, 2006 Indemnification Receivable. Additionally, the Company recorded a $4.5 million capital contribution for an additional indemnification payment received from Atlas related to the modification of certain software agreements pursuant to the Recapitalization.
          On the Recapitalization closing date, the Company entered into a monitoring agreement with the Sponsors, pursuant to which the Sponsors would provide the Company with financial, management advisory and other services. The Company would pay the Sponsors an annual aggregate fee of $6.0 million for such services. For the three and six months ended June 30, 2007, the Company recorded $21.5 million and $23.0 million, respectively, of

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
management expenses pursuant to this agreement. Included in these amounts is a termination fee of $20.0 million the Company paid to the Sponsors in connection with the closing of the initial public offering of RSC Holdings common stock on May 29, 2007, to terminate this monitoring agreement. Additionally, upon termination of the monitoring agreement, the Company entered into a cost reimbursement agreement with the Sponsors pursuant to which they will be reimbursed for expenses incurred in connection with their provision of certain advisory and other services.
(10) Business Segment and Geographic Information
          The Company manages its operations on a geographic basis. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar economic characteristics. These characteristics include similar products and services, processes for delivering these services, types of customers, and long-term average gross margins.
          The Company operates in the United States and Canada. Revenues are attributable to countries based on the store location. The information presented below shows geographic information relating to revenues from external customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in 000s)		(in 000s)
Revenues from external customers:
Domestic	$422,222	$398,784	$811,117	$770,642
Foreign	20,606	15,038	38,058	29,071

Total	$442,828	$413,822	$849,175	$799,713

          The information presented below shows geographic information relating to rental equipment and property and equipment at:

	June 30,	December 31,
	2007	2006
	(in 000s)
Rental equipment, net
Domestic	$1,796,484	$1,670,181
Foreign	76,618	68,489

Total	$1,873,102	$1,738,670

Property and equipment, net
Domestic	$180,618	$163,049
Foreign	8,908	7,143

Total	$189,526	$170,192

(11) Subsequent Event
          In accordance with the registration rights agreement, dated as of November 27, 2006, entered into in connection with the issuance on November 27, 2006 by RSC Holdings III, LLC and RSC Equipment Rental, Inc. of the 9 1/2% Senior Notes due 2014 (the “old notes”) in a transaction exempt from registration under the Securities Act of 1933, as amended, the Company commenced an exchange offer on July 30, 2007, pursuant to which it is offering to exchange $620,000,000 in aggregate principal amount of the 9 1/2% Senior Notes due 2014 (the “new notes”), which have been registered under the Securities Act, for equal principal amounts of the outstanding old notes. As of July 30, 2007, there were $620,000,000 aggregate principal amount of old notes outstanding. The terms of the new notes will be substantially identical to those of the old notes, except that the transfer restrictions and registration rights relating to the old notes will not apply to the new notes. The terms and conditions of the exchange offer are set forth in the Company’s prospectus dated July 30, 2007 and the related letter of transmittal. The Company will accept for exchange old notes validly tendered and not validly withdrawn on or before August 27, 2007 at 5:00 PM, New York City time, which is the expiration date of the exchange offer, unless the exchange offer is extended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our results of operations and financial condition includes periods prior to the Recapitalization discussed below under “The Recapitalization”. Accordingly, the discussion and analysis of prior periods does not reflect the significant impact of the Recapitalization. Statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Information” on page 1 of this report. Our actual results may differ materially from those contained in, or implied by, any forward-looking statements.
          The following discussion is intended to enhance the reader’s understanding of our company operations and present business environment. It should be read in conjunction with the section entitled “Risk Factors” in Item 1A and our unaudited condensed consolidated financial statements for the period ended June 30, 2007 included in this report.
Overview
          We are one of the largest equipment rental providers in North America. We operate through a network of 467 rental locations across 10 regions in 39 U.S. states and four Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for maintenance, repair and operations.
          For the three months ended June 30, 2007, we generated revenues, income before provision for income taxes and net income of $442.8 million, $28.5 million and $17.4 million, respectively. For the six months ended June 30, 2007, we generated revenues, income before provision for income taxes and net income of $849.2 million, $61.7 million and $37.7 million, respectively.
          For trends affecting our business and the markets in which we operate see “—Factors Affecting Our Results of Operations” below, and the section entitled “Risk Factors—Risks Related to Our Business” in Item 1A.
Factors Affecting Our Results of Operations
          Our revenues and operating results are driven in large part by activities in the non-residential construction and industrial markets. These markets are cyclical with activity levels that tend to increase in line with growth in gross domestic product and decline during times of economic weakness. In addition, activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country. This results in changes in demand for our rental equipment. The cyclicality and seasonality of the equipment rental industry result in variable demand and, therefore, our revenues and operating results may fluctuate from period to period.
          Our revenues and operating results are also affected by price increases for raw materials and energy, which have led to an increase in our equipment costs from many of our manufacturers. To the extent that demand for rental equipment falls and, in particular, if demand for such equipment falls below supply, we may not be able to set rental rates and resell used equipment at prices that will offset increased equipment costs resulting from increased raw materials and energy costs.
Critical Accounting Policies and Estimates
          Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.

          We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and change in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2007 included in this Quarterly Report on Form 10-Q.
      Accounts Receivable
          Accounts receivable are stated net of allowances for doubtful accounts of $8.0 million and $7.0 million at June 30, 2007 and December 31, 2006, respectively. Management develops its estimate of this allowance based on historical experience, its understanding of current economic circumstances, and its own judgment as to the likelihood of ultimate payment. Bad debt expense is reflected as a component of selling, general and administrative expenses in the consolidated statements of income.
      Rental Equipment
          Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated lives for rental equipment is one to ten years. Rental equipment is depreciated to salvage values that range from zero to ten percent of cost. Incremental costs related to acquiring rental equipment and subsequently renting such equipment are expensed as incurred. Ordinary repair and maintenance costs are charged to operations as incurred. When rental fleet is disposed of, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in gross profit.
          We have factory-authorized arrangements for the refurbishment of certain equipment. We continue to record depreciation expense while the equipment is out on refurbishment. The cost of refurbishment is added to the existing net book value of the asset. The combined cost is depreciated over 48 months. The total net book value of the equipment and the total refurbishment cost following completion of the refurbishment may not exceed the equipment’s current fair value.
      Long-Lived Assets and Goodwill
          Long-lived assets such as rental equipment and property and equipment are measured for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. We recognized no impairment of long-lived assets in the six month periods ended June 30, 2007 and June 30, 2006, respectively.
          We review the carrying value of goodwill for impairment annually during the fourth quarter, and whenever an impairment indicator is identified. There was no impairment of goodwill in the six month periods ended June 30, 2007 and June 30, 2006, respectively.
          The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. We compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate the fair values of our reporting units utilizing an income approach valuation. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. We then compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference.

      Revenue Recognition
          We rent equipment primarily to the nonresidential construction and industrial markets. We record unbilled revenue for revenues earned in each reporting period which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.
          We recognize revenue on merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectibility is reasonably assured. There are no rights of return or warranties offered on product sales.
          We recognize both net and gross re-rent revenue. We have entered into alliance agreements with certain suppliers whereby we will rent equipment from the supplier and subsequently re-rent such equipment to a customer. Under the alliance agreements, the collection risk from the end user is passed to the original supplier and revenue is presented on a net basis under the provisions of Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. When no alliance agreement exists, re-rent revenue is presented on a gross basis.
      Cost of Revenues
          Costs of revenues for equipment rentals consist primarily of wages and benefits for employees involved in the delivery and maintenance of rental equipment, rental location facility costs and rental equipment repair and maintenance expenses. Cost of sales of merchandise represents the costs of acquiring those items. Cost of rental equipment sales represents the net book value of rental equipment at the date of sale.
      Selling, General and Administrative Expenses
          Selling, general and administrative expenses primarily includes sales force compensation, information technology costs, advertising and marketing, professional fees and administrative overhead.
      Reserve for Claims
          Our insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance, up to certain policy limits. We are fully self-insured for medical claims. Our excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $0.5 million and $0.25 million respectively. With the exception of pollution claims, this coverage was in effect for the six months ended June 30, 2007 and the year ended December 31, 2006. The coverage for pollution claims has been effective since the Recapitalization. We establish reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that we will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease the reserves.
      Income Taxes
          Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of businesses. Our income taxes as presented in the unaudited condensed consolidated financial statements are calculated on a separate tax return basis that does not include the results from those other lines of businesses. Under ACAB’s ownership, RSC Holdings managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that we would have followed or do follow as a stand-alone company.

          Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109 deferred income taxes reflect the tax consequences of differences between the financial statement carrying amounts and the respective tax bases of assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is provided for deferred tax assets when realization of such assets is not considered to be more likely than not. Adjustments to the deferred income tax valuation allowance are made periodically based on management’s assessment of the recoverability of the related assets.
          Provisions for deferred income taxes are recorded to the extent of withholding taxes and incremental taxes, if any, that arise from repatriation of dividends from those foreign subsidiaries where local earnings are not permanently reinvested. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.
      Consideration Received from Vendors
          We receive money from suppliers for various programs, primarily volume incentives and advertising. Allowances for advertising to promote a vendor’s products or services which meet the criteria in EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor are offset against advertising costs in the period in which we recognize the incremental advertising cost. In situations when vendor consideration does not meet the criteria in EITF No. 02-16 to be offset against advertising costs, we consider the consideration to be a reduction in the purchase price of rental equipment acquired.
          Volume incentives are deferred and amortized as an offset to depreciation expense over 36 months, which approximates the average period of ownership of the rental equipment purchased from vendors who provide us with rebates and other incentives.
The Recapitalization
          In November 2006, RSC Holdings underwent a leveraged recapitalization (the “Recapitalization”) pursuant to which investment funds affiliated with Ripplewood Holdings L.L.C. and Oak Hill Capital Partners L.L.C. (collectively the “Sponsors”) acquired 85.5% of RSC Holdings. Under leveraged recapitalization accounting, the Company’s assets and liabilities remain at historical values and are not revalued and recorded at their fair value at the time of the Recapitalization. To accomplish the Recapitalization, we paid approximately $3.3 billion to RSC Holdings to repurchase a portion of its common stock.
          In connection with the Recapitalization we entered into new senior asset-based loan facilities (“Senior ABL Facilities”), comprised of a $250.0 million term loan and a $1,450.0 million revolving credit facility, and a new $1,130.0 million senior second-line term loan facility (“Senior Term Facility”) and issued $620.0 million aggregate principal amount of senior notes (“Senior Notes”).
          For a more extensive discussion of the Recapitalization see Note 1, “Organization — Business and Basis of Presentation”, in the Notes to our condensed consolidated financial statements included in this report.

Results of Operations
          The following table sets forth for each of the periods indicated certain of our statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	June 30,		June 30,		Increase (decrease)
	2007	2006	2007	2006	2007 versus 2006
	(unaudited)
Revenues:
Equipment rental revenue	$384,646	$340,102	86.9%	82.2%	$44,544	13.1%
Sale of merchandise	20,389	23,537	4.6	5.7	(3,148)	(13.4)
Sale of used rental equipment	37,793	50,183	8.5	12.1	(12,390)	(24.7)

Total revenues	442,828	413,822	100.0	100.0	29,006	7.0

Cost of revenues:
Cost of equipment rentals, excluding depreciation	159,974	144,751	36.1	35.0	15,223	10.5
Depreciation — rental equipment	71,517	63,690	16.2	15.4	7,827	12.3
Cost of merchandise sales	12,448	14,096	2.8	3.4	(1,648)	(11.7)
Cost of used rental equipment sales	26,949	38,389	6.1	9.3	(11,440)	(29.8)

Total cost of revenues	270,888	260,926	61.2	63.1	9,962	3.8

Gross profit	171,940	152,896	38.8	36.9	19,044	12.5

Operating expenses:
Selling, general, and administrative	38,100	33,158	8.6	8.0	4,942	14.9
Management fees	21,500	—	4.9	—	21,500	—
Depreciation and amortization — nonrental equipment	11,453	9,341	2.6	2.3	2,112	22.6

Total operating expenses	71,053	42,499	16.0	10.3	28,554	67.2

Operating income	100,887	110,397	22.8	26.7	(9,510)	(8.6)
Interest expense, net	72,689	45,702	16.4	11.0	26,987	59.0
Other income, net	(291)	(48)	(0.1)	—	(243)	506.3

Income before provision for income taxes	28,489	64,743	6.4	15.6	(36,254)	(56.0)
Provision for income taxes	11,064	23,969	2.5	5.8	(12,905)	(53.8)

Net income	$17,425	$40,774	3.9%	9.9%	$(23,349)	(57.3)

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Increase (decrease)
	2007	2006	2007	2006	2007 versus 2006
	(unaudited)
Revenues:
Equipment rental revenue	$732,621	$642,226	86.3%	80.3%	$90,395	14.1%
Sale of merchandise	40,987	48,188	4.8	6.0	(7,201)	(14.9)
Sale of used rental equipment	75,567	109,299	8.9	13.7	(33,732)	(30.9)

Total revenues	849,175	799,713	100.0	100.0	49,462	6.2

Cost of revenues:
Cost of equipment rentals, excluding depreciation	315,983	285,207	37.2	35.7	30,776	10.8
Depreciation — rental equipment	140,068	120,289	16.5	15.0	19,779	16.4
Cost of merchandise sales	24,800	29,601	2.9	3.7	(4,801)	(16.2)
Cost of used rental equipment sales	53,892	83,411	6.3	10.4	(29,519)	(35.4)

Total cost of revenues	534,743	518,508	63.0	64.8	16,235	3.1

Gross profit	314,432	281,205	37.0	35.2	33,227	11.8

Operating expenses:
Selling, general, and administrative	70,689	65,004	8.3	8.1	5,685	8.7
Management fees	23,000	—	2.7	—	23,000	—
Depreciation and amortization — nonrental equipment	22,309	18,433	2.6	2.3	3,876	21.0

Total operating expenses	115,998	83,437	13.7	10.4	32,561	39.0

Operating income	198,434	197,768	23.4	24.7	666	0.3
Interest expense, net	136,889	89,425	16.1	11.2	47,464	53.1
Other income, net	(202)	(209)	—	—	7	(3.3)

Income before provision for income taxes	61,747	108,552	7.3	13.6	(46,805)	(43.1)
Provision for income taxes	24,079	39,548	2.8	4.9	(15,469)	(39.1)

Net income	$37,668	$69,004	4.4%	8.6%	$(31,336)	(45.4)

Three and Six Months Ended June 30, 2007, Compared to Three and Six Months Ended June 30, 2006
          Revenues. Total revenues increased $29.0 million and $49.5 million, or 7.0% and 6.2%, from $413.8 million and $799.7 million for the three and six months ended June 30, 2006, respectively, to $442.8 million and $849.2 million for the three and six months ended June 30, 2007, respectively. Equipment rental revenue for the three and six months ended June 30, 2007 increased $44.5 million and $90.4 million, or 13.1% and 14.1%, from $340.1 million and $642.2 million for the three and six months ended June 30, 2006, respectively, to $384.6 million and $732.6 million for the three and six months ended June 30, 2007, respectively. The increases in equipment rental revenues were primarily the result of a $42.5 million, or 12.5%, increase in rental volume and a $1.7 million, or 0.5%, increase in rental rates for the three months ended June 30, 2007 and an $82.8 million, or 12.9%, increase in rental volume and a $7.7 million, or 1.2%, increase in rental rates for the six months ended June 30, 2007.

          Merchandise revenues represent sales of contractor supplies, consumables and ancillary products and to a lesser extent, new equipment. Merchandise revenues decreased $3.1 million and $7.2 million, or 13.4% and 14.9%, from $23.5 million and $48.2 million for the three and six months ended June 30, 2006, respectively, to $20.4 million and $41.0 million for the three and six months ended June 30, 2007, respectively, primarily as a result of our continued focus on our more profitable rental operations.
          Revenues from the sale of used rental equipment decreased $12.4 million and $33.7 million, or 24.7% and 30.9%, from $50.2 million and $109.3 million, for the three and six months ended June 30, 2006, respectively, to $37.8 million and $75.6 million for the three and six months ended June 30, 2007, respectively, as the quality, age and condition of our fleet reduced our need to sell and replace existing equipment.
          Cost of equipment rentals, excluding depreciation, increased $15.2 million and $30.8 million, or 10.5% and 10.8%, from $144.8 million and $285.2 million for the three and six months ended June 30, 2006, respectively, to $160.0 million and $316.0 million for the three and six months ended June 30, 2007, respectively, primarily due to the increase in equipment rental revenue volume discussed previously. As a result, cost of equipment rentals as a percentage of equipment rental revenues decreased from 42.6% to 41.6% for the three months ended June 30, 2007 and decreased from 44.4% to 43.1% for the six months ended June 30, 2007, as compared to the prior year periods.
          Depreciation of rental equipment increased $7.8 million and $19.8 million, or 12.3% and 16.4%, from $63.7 million and $120.3 million for the three and six months ended June 30, 2006, respectively, to $71.5 million and $140.1 million for the three and six months ended June 30, 2007, respectively. Depreciation of rental equipment as a percentage of equipment rental revenues was 18.6% in the three months ended June 30, 2007, consistent with the three months ended June 30, 2006. Depreciation of rental equipment as a percentage of equipment rental revenues increased from 18.7% for the six months ended June 30, 2006 to 19.1% in the six months ended June 30, 2007. This increase as a percentage of rental revenue was primarily due to our investment in new fleet during 2006.
          Cost of merchandise sales decreased $1.6 million and $4.8 million, or 11.7% and 16.2%, from $14.1 million and $29.6 million for the three and six months ended June 30, 2006, respectively, to $12.4 million and $24.8 million for the three and six months ended June 30, 2007, respectively, as a result of our continued focus on our more profitable rental operations. Gross margin for the sale of merchandise decreased from 40.1% for the three months ended June 30, 2006 to 38.9% for the three months ended June 30, 2007. Gross margin for the sale of merchandise increased from 38.6% for the six months ended June 30, 2006 to 39.5% for the six months ended June 30, 2007, largely due to a shift to higher margin merchandise items that complement our rental operations.
          Cost of used rental equipment sales decreased $11.4 million and $29.5 million, or 29.8% and 35.4%, from $38.4 million and $83.4 million for the three and six months ended June 30, 2006, respectively, to $26.9 million and $53.9 million for the three and six months ended June 30, 2007, respectively. The decreases are primarily due to the 24.7% and 30.9% decrease in sales of used rental equipment for the three and six months ended June 30, 2007, respectively, discussed previously. Gross margin for the sale of used rental equipment increased from 23.5% and 23.7% for the three and six months ended June 30, 2006, respectively, to 28.7% for both the three and six months ended June 30, 2007. Increased demand as well as the quality, age and condition of our fleet contributed to the higher margin.
          Selling, general and administrative expenses increased $4.9 million and $5.7 million, or 14.9% and 8.7%, from $33.2 million and $65.0 for the three and six months ended June 30, 2006, respectively, to $38.1 million and $70.7 million for the three and six months ended June 30, 2007, respectively. These increases were primarily a result of increased salesforce compensation, increased share-based compensation expense, and increased infrastructure expenditures to support the Company’s status as a publicly traded company. The salesforce compensation increase of $2.4 million and $3.1 million for the three and six month periods ended June 30, 2007, respectively, are consistent with our rental revenue growth. Share-based compensation increased $1.5 million and $0.9 million in the three and six month periods and we estimate public company infrastructure costs were approximately $1 million and $2 million for the three and six month periods ending June 30, 2007. Selling, general and administrative expenses increased as a percentage of total revenue from 8.0% and 8.1% for the three and six months ended June 30, 2006, respectively, to 8.6% and 8.3% for the three and six months ended June 30, 2007.

          Management fees represent amounts paid to the Sponsors under the monitoring agreement entered into on the Recapitalization closing date. For the three and six months ended June 30, 2007, the Company recorded $21.5 and $23.0 million, respectively, of management expenses pursuant to this agreement. Included in these amounts is a termination fee of $20.0 million that we paid to the Sponsors on May 29, 2007, in connection with the termination of this monitoring agreement.
          Depreciation and amortization of non-rental equipment increased $2.1 million and $3.9 million, or 22.6% and 21.0%, from the three and six months ended June 30, 2006, respectively, to $11.5 million and $22.3 million for the three and six months ended June 30, 2007, respectively. These increases result primarily from an initiative to replace older sales and delivery vehicles beginning in 2006 and continuing through 2007.
          Operating Income. Operating income decreased $9.5 million, or 8.6%, from $110.4 million for the three months ended June 30, 2006 to $100.9 million for the three months ended June 30, 2007. Operating income increased $0.7 million, or 0.3%, from $197.8 million for the six months ended June 30, 2006 to $198.4 million for the six months ended June 30, 2007. Excluding the monitoring agreement termination fee of $20.0 million, operating income margins were 26.7% and 24.7% for the three and six months ended June 30, 2006, respectively, compared to 27.3% and 25.7% for the three and six months ended June 30, 2007, respectively. These increases were primarily the result of increased equipment rental revenue primarily driven by volume growth.
          Interest Expense, net. Interest expense increased $27.0 million and $47.5 million, or 59.0% and 53.1%, from $45.7 million and $89.4 million for the three and six months ended June 30, 2006, respectively, to $72.7 million and $136.9 million for the three and six months ended June 30, 2007. These increases are due to the new debt incurred in connection with the Recapitalization, the payment of a $4.6 million prepayment penalty related to our $230.7 million repayment of Senior Term Facility debt and the expensing of $5.0 million of deferred financing costs associated with the Senior Term Facility debt that was repaid.
          Provision for Income Taxes. The provision for income tax expense decreased $12.9 million and $15.5 million, or 53.8% and 39.1%, from $24.0 million and $39.5 million for the three and six months ended June 30, 2006, respectively, to $11.1 million and $24.1 million for the three and six months ended June 30, 2007, respectively. The decreases are primarily due to decreases in pre-tax profits in the current-year periods as compared to the same periods in the prior year, partially offset by an increase in the effective tax rate. The increase in the effective tax rate from 36.4% in the six months ended June 30, 2006 to 39.0% in the six months ended June 30, 2007 is primarily due to the impact of certain structural changes as a result of the Recapitalization.
Liquidity and Capital Resources
          Cash and Cash Flows. As of June 30, 2007, we had cash and cash equivalents of $3.3 million, a decrease of $42.8 million from December 31, 2006. In the comparable six month period in the prior year, cash and cash equivalents decreased $6.5 million.
          Our operations are funded primarily by cash provided by operating activities. Net cash provided by operating activities was $283.4 million for the six months ended June 30, 2007, compared to $306.8 million for the six months ended June 30, 2006. The $283.4 million of cash from operating activities resulted from cash inflows from net income and non-cash income items totaling $198.0 million and a $85.4 million cash inflow due to fluctuations in operating assets and liabilities resulting from normal variations in purchasing and payment patterns.
          Our business is highly capital intensive and our primary use of cash in investing activities is for the acquisition of rental equipment. Net cash used in investing activities during the six months ended June 30, 2007 was $261.0 million, a decrease of $93.8 million from the cash used in investing activities of $354.8 million in the prior year period. Of this decrease, $97.6 million was due to reduced net expenditures for rental equipment, partially offset by a $3.8 million increase in net expenditures for property, plant and equipment. The quality, age and condition of our fleet reduced our need to replace existing rental equipment during this six month period, as compared to the same period in the prior year.

          During the six months ended June 30, 2007 we paid $18.0 million to Atlas related to a working capital adjustment in conjunction with the Recapitalization. Also as part of the Recapitalization, Atlas assumed certain of our liabilities existing on the closing date, including tax liabilities for personal property and real estate. Additionally, Atlas agreed to indemnify us for any and all liabilities for income taxes which are imposed on us for a taxable period prior to the closing date of the Recapitalization. During the six months ended June 30, 2007, Atlas paid $5.9 million on our behalf and we received $6.9 million from Atlas in connection with items paid directly by us. These amounts had been included in other assets in the December 31, 2006 balance sheet. Additionally, we recorded a $4.5 million capital contribution for an additional indemnification payment received from Atlas related to the modification of certain software agreements pursuant to the Recapitalization.
          Indebtedness and Liquidity. As of June 30, 2007, we had $2,746.4 million of indebtedness outstanding, consisting primarily of $1,085.7 million under the Senior ABL Facilities, $899.3 million under the Senior Term Facility and $620.0 million of Senior Notes. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Recapitalization and from the funding of our costs of operations, working capital and capital expenditures. We rely primarily on cash generated from operations and borrowings under our Senior ABL Facilities to purchase equipment for our rental fleet. As of June 30, 2007, we had a balance of $837.6 million and we have available borrowings of $480.0 million related to the revolving portion of the Senior ABL Facilities. The available borrowings of $480.0 are net of a $132.4 million reduction for outstanding letters of credit. During the six months ended June 30, 2007, we borrowed $20.5 million under the revolving portion of the Senior ABL Facilities and repaid $61.2 million. The Senior ABL Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness (including the Senior Notes); engage in certain transactions with affiliates; make other investments; change the nature of their business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. We continue to be in compliance with all applicable covenants as of June 30, 2007.
          Substantially all of our rental equipment and all our other assets are subject to liens under our Senior ABL Facilities and our Senior Term Facility. None of such assets are available to satisfy the general claims of our creditors.
          In May 2007, RSC Holdings completed an initial public offering of its common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and 8,333,333 were shares offered by certain of its current shareholders. RSC Holdings did not receive any of the proceeds from the sale of the shares by the Sponsors and Atlas. The common shares were offered at a price of $22.00 per share. RSC Holdings contributed the proceeds from this offering to us and we used the contribution, after deducting underwriting discounts and offering expenses, of $255.1 million to repay $230.7 million of the Senior Term Facility, an associated prepayment penalty of $4.6 million, and a termination fee of $20.0 million to the Sponsors related to the termination of the monitoring agreement.
          We believe that cash generated from operations, together with amounts available under the Senior ABL Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Item 1A.
          Our business strategy has been and continues to be to grow our business primarily through internal growth and on a stand-alone basis. However, potential acquisition and combination opportunities do arise from time to time, and we may consider such opportunities when we become aware of them. If we determine that a particular potential acquisition or combination is worth pursuing, doing so would necessitate changes, which may be considerable, in our strategies, operations, goals, balance sheet and structure. A decision to pursue a significant acquisition or combination would also involve significant risks.

New Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 January 1, 2007 and did not recognize an increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. See Note 6 to our unaudited Condensed Consolidated Financial Statements for additional information.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of the year ending December 31, 2008. We are assessing the requirements of SFAS No. 157 and have not yet determined the impact of adoption on our results of operations, financial position or cash flows.
          In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is only effective for public companies. We adopted SAB 108 upon becoming a public company. The adoption did not have an impact on our results of operations, financial position or cash flows.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We will be required to adopt SFAS No. 159 in the first quarter of the year ending December 31, 2008. We are assessing the impact of SFAS No. 159 and have not yet determined the impact of adoption on our results of operations, financial positions or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
          We have a significant amount of debt under the Senior ABL Facilities and Senior Term Facility with a variable rate of interest based generally on an adjusted London inter-bank offered rate, or “LIBOR,” or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Facilities, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates, as of June 30, 2007 our net interest expense for the three months and six months ended June 30, 2007 would have increased by an estimated $5.3 million and $10.8 million, respectively.
     Currency Exchange Risk
          The functional currency for our Canadian operations is the Canadian dollar. In the six months ended June 30 2007 and June 30, 2006, 4.5% and 3.6%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the six months ended June 30, 2007, relative to our operations as a whole, a 1% change in this exchange rate would not have a material impact on our earnings.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
          An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
          We are party to legal proceedings and potential claims arising in the ordinary course of our business, including claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries.
          Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Final Prospectus for our offer to exchange filed on July 30, 2007 with the Securities and Exchange Commission on Form 424B3, which could materially affect our business, financial condition or future results. The risks described in that Final Prospectus are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
          There have been no material changes in the risk factors previously disclosed in “Risk Factors” in our Final Prospectus for our offer to exchange filed on July 30, 2007 with the Securities and Exchange Commission on Form 424B3.

Item 5. Other Information
          None.
Item 6. Exhibits
Exhibits and Financial Statement Schedules

Exhibit
Number	Description
3.1	Articles of Incorporation of RSC Equipment Rental, Inc. (Incorporated by reference to Exhibit 3.1 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

3.2	Articles of Amendment to the Articles of Incorporation of RSC Equipment Rental, Inc. (Incorporated by reference to Exhibit 3.2 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

3.3	Amended and Restated By-Laws of RSC Equipment Rental, Inc. (Incorporated by reference to Exhibit 3.3 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

3.4	Certificate of Formation of RSC Holdings III, LLC (Incorporated by reference to Exhibit 3.4 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

3.5	Amended and Restated Limited Liability Company Agreement of RSC Holdings III, LLC (Incorporated by reference to Exhibit 3.5 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

10.1	Termination Agreement, dated as of May 29, 2007, by and among RSC Holdings Inc., RSC Equipment Rental, Inc., Ripplewood Holdings L.L.C. and Oak Hill Capital Management, LLC Agreement (Incorporated by reference to Exhibit 10.8 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644))

10.2	Cost Reimbursement Agreement, dated May 29, 2007, with Ripplewood Holdings L.L.C. (Incorporated by reference to Exhibit 10.11 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

10.3	Cost Reimbursement Agreement, dated May 29, 2007, with Oak Hill Capital Management LLC (Incorporated by reference to Exhibit 10.12 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.13 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC Holdings III, LLC
RSC Equipment Rental, Inc.

Signature	Title	Date

/s/ Erik Olsson	President and Director (Principal Executive Officer)	August 28, 2007
Erik Olsson

/s/ Keith Sawottke	Chief Financial Officer (Principal Financial and
Keith Sawottke	Principal Accounting Officer)	August 28, 2007

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of RSC Equipment Rental, Inc. (Incorporated by reference to Exhibit 3.1 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

3.2	Articles of Amendment to the Articles of Incorporation of RSC Equipment Rental, Inc. (Incorporated by reference to Exhibit 3.2 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

3.3	Amended and Restated By-Laws of RSC Equipment Rental, Inc. (Incorporated by reference to Exhibit 3.3 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

3.4	Certificate of Formation of RSC Holdings III, LLC (Incorporated by reference to Exhibit 3.4 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

3.5	Amended and Restated Limited Liability Company Agreement of RSC Holdings III, LLC (Incorporated by reference to Exhibit 3.5 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

10.1	Termination Agreement, dated as of May 29, 2007, by and among RSC Holdings Inc., RSC Equipment Rental, Inc., Ripplewood Holdings L.L.C. and Oak Hill Capital Management, LLC Agreement (Incorporated by reference to Exhibit 10.8 to RSC Holdings Inc.’s Form S-1, dated February 13, 2007 (file no. 333-140644))

10.2	Cost Reimbursement Agreement, dated May 29, 2007, with Ripplewood Holdings L.L.C. (Incorporated by reference to Exhibit 10.11 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

10.3	Cost Reimbursement Agreement, dated May 29, 2007, with Oak Hill Capital Management LLC (Incorporated by reference to Exhibit 10.12 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.13 to RSC Holdings III, LLC’s Form S-4, dated July 17, 2007 (file no. 333-144625))

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.