Form 10-Q
period 2007-09-30
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2007-11-01
CIK 1406578, 1406579

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 30, 2007 there were 1,000 shares of no par value Common Stock outstanding.

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
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:
•	the effect of an economic downturn or other factors resulting in a decline in non-residential construction and capital investment;

•	increased competition from other companies in our industry and our inability to increase or maintain our prices;

•	our ability to obtain equipment at competitive prices;

•	changes in the attitude of our customers toward renting, as compared with purchasing equipment;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	heavy reliance on centralized information systems;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the ability and willingness of Atlas Copco AB (“ACAB”) and Atlas Copco Finance S.à.r.l (“ACF”) to continue to meet and/or perform their obligations under the Recapitalization Agreement (as defined herein) to indemnify and defend us against various matters, including, but not limited to, litigation relating to alleged exposure to silica and asbestos;

•	the effect of changes in laws and regulations, including those relating to the environment and customer privacy, among others;

•	risks related to our substantial amount of indebtedness;

•	fluctuations in fuel or supply costs; and

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others.
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

PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$2,170	$46,188
Accounts receivable, net	300,858	268,383
Inventory	20,662	18,489
Rental equipment, net	1,972,218	1,738,670
Property and equipment, net	193,589	170,192
Goodwill	925,621	925,621
Deferred financing costs	57,979	67,915
Other assets	58,062	69,518

Total assets	$3,531,159	$3,304,976

Liabilities and Stockholders’ Deficit
Accounts payable	$389,261	$296,086
Accrued expenses and other liabilities	195,333	143,016
Debt	2,702,283	3,006,426
Deferred income taxes	317,457	294,081

Total liabilities	3,604,334	3,739,609

Commitments and contingencies

Stockholders’ deficit

Common stock, no par value, (1,000 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006)	278,361	15,955
Accumulated deficit	(374,155)	(459,372)
Accumulated other comprehensive income	22,619	8,784

Total stockholders’ deficit	(73,175)	(434,633)

Total liabilities and stockholders’ deficit	$3,531,159	$3,304,976

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Equipment rental revenue	$411,585	$366,420	$1,144,206	$1,008,646
Sale of merchandise	19,909	22,585	60,896	70,773
Sale of used rental equipment	30,460	38,594	106,027	147,893

Total revenues	461,954	427,599	1,311,129	1,227,312

Cost of revenues:
Cost of equipment rentals, excluding depreciation	163,693	151,132	479,676	436,339
Depreciation — rental equipment	76,485	65,988	216,553	186,277
Cost of merchandise sales	12,080	14,048	36,880	43,649
Cost of used rental equipment sales	21,288	29,478	75,180	112,889

Total cost of revenues	273,546	260,646	808,289	779,154

Gross profit	188,408	166,953	502,840	448,158

Operating expenses:
Selling, general, and administrative	40,431	34,160	111,120	99,164
Management fees	—	—	23,000	—
Depreciation and amortization — non-rental equipment	11,843	9,986	34,152	28,419

Total operating expenses	52,274	44,146	168,272	127,583

Operating income	136,134	122,807	334,568	320,575
Interest expense, net	58,204	48,753	195,093	138,178
Other income, net	(22)	(102)	(224)	(311)

Income before provision for income taxes	77,952	74,156	139,699	182,708
Provision for income taxes	30,403	27,866	54,482	67,414

Net income	$47,549	$46,290	$85,217	$115,294

Preferred dividends	—	—	—	(7,997)

Net income available for common stockholders	$47,549	$46,290	$85,217	$107,297

Weighted average shares outstanding used in computing net income per common share :
Basic and Diluted	1,000	1,000	1,000	1,000

Net income per common share:
Basic and Diluted	$47.55	$46.29	$85.22	$107.30

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$85,217	$115,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,705	214,696
Amortization of deferred financing costs	10,709	—
Share-based compensation expense	2,843	810
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(32,407)	(40,417)
Deferred income taxes	21,482	57,501
Changes in operating assets and liabilities:
Accounts receivable, net	(29,911)	(22,522)
Inventory	(2,174)	215
Other assets	2,690	1,298
Accounts payable	123,325	82,164
Accrued expenses and other liabilities	63,242	17,128

Net cash provided by operating activities	495,721	426,167

Cash flows from investing activities:
Purchases of rental equipment	(516,105)	(640,238)
Purchases of property and equipment	(14,751)	(16,757)
Proceeds from sales of rental equipment	106,027	147,893
Proceeds from sales of property and equipment	9,803	13,198

Net cash used in investing activities	(415,026)	(495,904)

Cash flows from financing activities:
Cash consideration paid to Atlas	(17,995)	—
Proceeds from senior ABL revolver	31,458	—
Payments on senior ABL term revolver	(120,736)	—
Payments on senior ABL term loan	(1,875)	—
Payments on Senior Term Facility	(230,700)	—
Payments on capital leases and other	(29,057)	(26,789)
Net proceeds from affiliated debt	—	96,727
Deferred financing costs	(437)	—
Proceeds from the issuance of common stock	255,064	—
Dividends paid	—	(7,997)
Capital contributions from Atlas	4,500	1,145
Decrease in outstanding checks in excess of cash balances	(14,774)	—

Net cash (used in) provided by financing activities	(124,552)	63,086

Effect of foreign exchange rates on cash	(161)	156

Net decrease in cash and cash equivalents	(44,018)	(6,495)
Cash and cash equivalents at beginning of period	46,188	7,134

Cash and cash equivalents at end of period	$2,170	$639

Supplemental disclosure of cash flow information:
Cash paid for interest	$148,339	$23,056

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$46,768	$50,507
See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
    Business and Basis of Presentation
    Description of Business
     RSC Holdings III, LLC and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. In February 2007, the wholly owned subsidiaries Rental Service Corporation and Rental Service Corporation of Canada, Ltd., officially changed their names to RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd., respectively (collectively, “RSC”). The Company is a wholly owned subsidiary of RSC Holdings Inc. (“RSC Holdings”).
    Basis of Presentation
     Prior to November 27, 2006, RSC Holdings was wholly owned by Atlas Copco AB (“ACAB”) and Atlas Copco Airpower n.v. (“ACA”), a wholly owned subsidiary of ACAB (collectively, “Atlas”).
     On October 6, 2006, Atlas entered into a recapitalization agreement (“Recapitalization”) pursuant to which Ripplewood Holdings L.L.C. (“Ripplewood”) and Oak Hill Capital Partners (“Oak Hill” and collectively with Ripplewood, the “Sponsors”) would acquire 85.5% of RSC Holdings. The Recapitalization closed on November 27, 2006. The Recapitalization was accomplished through (a) the repurchase by RSC Holdings of a portion of its issued and outstanding stock from Atlas and (b) the issuance of a portion of the repurchased shares in return for a cash equity investment in RSC Holdings by the Sponsors for stock. The Recapitalization was accounted for as a leveraged recapitalization with no change in the book basis of assets and liabilities.
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
     Certain amounts in the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 have been reclassified to conform with the current year presentation.
    Prior to the Recapitalization
     The condensed consolidated financial statements for the three months and nine months ended September 30, 2006 represent a carve-out of the activities of the Company as they related to its wholly owned subsidiary RSC. The condensed consolidated financial statements exclude RSC’s Prime Energy division, which was retained by Atlas as part of the Recapitalization. The condensed consolidated financial statements reflect indebtedness with an affiliate on which interest charged may not reflect rates, terms and conditions offered by a third party lender. Management believes the assumptions underlying the condensed consolidated financial statements are reasonable. However, the condensed consolidated financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.
     All material intercompany transactions and balances have been eliminated in consolidation.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(Unaudited)
     (2) Summary of Significant Accounting Policies
     In the opinion of management, the accompanying condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. Interim results of operations are not necessarily indicative of full year results. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted as permitted under Securities and Exchange Commission rules and regulations governing the preparation of interim financial reporting on Form 10-Q.
    Use of Estimates
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of long-lived assets, goodwill, and inventories; the allowance for doubtful accounts; deferred income taxes; environmental liabilities; reserves for claims; assets and obligations related to employee benefits; the fair value of derivative instruments; and determination of share-based compensation amounts. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.
    Cash Equivalents
     The Company considers all highly liquid instruments with insignificant interest rate risk and with maturities of three months or less at purchase to be cash equivalents.
    Accounts Receivable
     Accounts receivable are stated net of allowances for doubtful accounts of $8.5 million and $7.0 million at September 30, 2007 and December 31, 2006, respectively. Management develops its estimate of this allowance based on the Company’s historical experience, its understanding of the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. Bad debt expense is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of income.
    Inventory
     Inventory consists primarily of merchandise and parts. Inventory is primarily accounted for using the weighted average cost method.
    Rental Equipment
     Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated lives for rental equipment is one to ten years. Rental equipment is depreciated to salvage values that range from zero to ten percent of cost. The incremental costs related to acquiring rental equipment and subsequently renting such equipment are expensed as incurred. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues in our condensed consolidated statements of income. When rental fleet is disposed of, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in gross profit.
     The Company has factory-authorized arrangements for the refurbishment of certain equipment. The Company continues to record depreciation expense while the equipment is out on refurbishment. The cost of refurbishment is added to the existing net book value of the asset. The combined cost is depreciated over 48 months. The total net

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(Unaudited)
book value of the equipment and the total refurbishment cost following completion of the refurbishment may not exceed the equipment’s current fair value.
     The following table provides a breakdown of rental equipment at:

	September 30,	December 31,
	2007	2006
	(in 000s)

Rental equipment	$2,757,980	$2,399,109
Less accumulated depreciation	(785,762)	(660,439)

Rental equipment, net	$1,972,218	$1,738,670

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
   Long-Lived Assets and Goodwill
     Long-lived assets such as rental equipment and property and equipment are measured for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The Company recognized no impairment of long-lived assets in the nine month periods ended September 30, 2007 and September 30, 2006.
     The Company reviews the carrying value of goodwill for impairment annually during the fourth quarter, and whenever an impairment indicator is identified. There was no impairment of goodwill in the nine month periods ended September 30, 2007 and September 30, 2006.
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
   Reserves for Claims
     The Company’s insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance up to policy limits. The Company is fully self-insured for medical claims. The Company’s excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $.5 million and $.25 million, respectively. With the exception of pollution claims, this coverage was in effect for the nine months ended September 30, 2007 and the year ended December 31,

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2006. The coverage for pollution claims has been effective since the Recapitalization. The Company establishes reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that the Company will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, the Company may be required to increase or decrease the reserves.
   Foreign Currency Translation
     The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period-end exchange rates. Revenue and expense items are translated at the average rates prevailing during the period. Resulting translation adjustments are included in stockholders’ deficit as a component of accumulated other comprehensive income. Income and losses that result from foreign currency transactions are included in earnings.
   Derivative Instruments and Hedging Activities
     The Company accounts for derivative instruments and hedging activities in accordance with SFAS no. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of the Company’s derivatives, which are designated as cash flow hedges, are recorded in other comprehensive income, to the extent the hedges are highly effective. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Hedge effectiveness is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of the hedged transaction. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.
   Comprehensive Income
     The Company reports comprehensive income and accumulated other comprehensive in accordance with SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists of accumulated foreign currency translation adjustments and the highly effective portion of the changes in the fair value of designated cash flow hedges.
   Fair Value of Financial Instruments
     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair values of cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these financial instruments. The fair values of the Senior ABL Facilities and the Senior Term Facilities approximate the carrying value of these financial instruments due to the fact that these instruments include provisions to adjust interest rates based on market conditions. The fair value of the Senior Notes was approximately $589.0 million based on market prices at September 30, 2007. The fair value of the Company’s interest rate swaps as of September 30, 2007 totaled $2.5 million based on current market pricing models.
   Revenue Recognition
     The Company rents equipment primarily to the non-residential construction and industrial markets. The Company records unbilled revenue for revenues earned each reporting period which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
   Cost of Revenues
     Costs of revenues for equipment rentals consist primarily of wages and benefits for employees involved in the delivery and maintenance of rental equipment, rental location facility costs and rental equipment repair and maintenance expenses. Cost of merchandise sales represents the costs of acquiring those items. Cost of rental equipment sales represents the net book value of rental equipment at the date of sale.
   Selling, General and Administrative Expenses
     Selling general and administrative expenses primarily include sales force compensation, information technology costs, advertising and marketing costs, professional fees and administrative overhead.
   Income Taxes
     Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of businesses. The Company’s income taxes as presented in the condensed consolidated financial statements for the period prior to the Recapitalization are calculated on a separate tax return basis that does not include the results from those other lines of businesses. Under ACAB’s ownership, RSC Holdings managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that the Company would have followed or does follow as a stand-alone company.
     Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under SFAS No. 109, deferred income taxes reflect the tax consequences of differences between the financial statement carrying amounts and the respective tax bases of assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is provided for deferred tax assets when realization of such assets is not considered to be more likely than not. Adjustments to the deferred income tax valuation allowance are made periodically based on management’s assessment of the recoverability of the related assets.
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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Volume incentives are deferred and amortized as an offset to depreciation expense over 36 months, which approximates the average period of ownership of the rental equipment purchased from vendors who provide the Company with rebates and other incentives.
   Share-Based Compensation
   Effective January 1, 2006, the Company adopted the modified prospective method of SFAS 123 (revised 2004), Share-Based Payment. Under that method, the Company recognizes compensation expense for new share-based awards, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date based on grant date fair values.
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
   New Accounting Pronouncements
     In June 2006, FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 January 1, 2007. The Company did not recognize an increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. See Note 7 for additional information.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of the year ending December 31, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s results of operations, financial position or cash flows.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
adopt SFAS No. 157 in the first quarter of the year ending December 31, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s results of operations, financial position or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company will be required to adopt SFAS No. 159 in the first quarter of the year ending December 31, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s results of operations, financial position or cash flows.
(3) Comprehensive Income

	Nine Months Ended September 30,
	2007	2006
	(in 000s)

Net income	$85,217	$115,294
Currency translation adjustments	12,330	2,145
Change in fair value of cash flow hedges, net of tax	1,505	—

Comprehensive income	$99,052	$117,439

Accumulated comprehensive income components as of September 30, 2007 were as follows:

		Fair Market	Accumulated
	Foreign	Value of	Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedge	Income
	(in 000s)

Balance at December 31, 2006	$8,784	$—	$8,784
Foreign currency translation	12,330	—	12,330
Change in fair value of cash flow hedges, net of tax	—	1,505	1,505

Balance at September 30, 2007	$21,114	$1,505	$22,619

(4) Debt consists of the following at:

	September 30,	December 31,
	2007	2006
	(in 000s)

Senior ABL revolving credit facility	$789,013	$878,291
Senior ABL term loan	247,500	249,375
Senior Term Facility	899,300	1,130,000
Senior Notes	620,000	620,000
Capitalized lease obligations	146,420	128,688
Other	50	72

Total	$2,702,283	$3,006,426

     As of September 30, 2007, the Company had $529.0 million of undrawn capacity available on the Senior ABL revolving credit facility. A portion of the revolving loan facility is available for swingline loans and for the issuance of letters of credit.
     In May 2007, $230.7 million of indebtedness under the Company’s Senior Term Facility and an associated prepayment penalty of $4.6 million were paid with the net proceeds from the initial public offering of RSC Holdings common stock. Additionally, in connection with the repayment of $230.7 million of indebtedness under the Company’s Senior Term facility, $5.0 million of deferred financing costs related to the debt repayment were expensed.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling of $700.0 million. The objective of the swaps is to effectively hedge the cash flow risk associated with a portion of the Senior Term Facility, which has a variable interest rate. See Note 5 for additional information.
     In accordance with the registration rights agreement, dated as of November 27, 2006, entered into in connection with the issuance on November 27, 2006 by RSC Equipment Rental, Inc. and RSC Holdings III, LLC of their 9 1/2% Senior Notes due 2014 (the “old notes”) in a transaction exempt from registration under the Securities Act of 1933, as amended, the Company completed an exchange offer in the quarter ended September 30, 2007 pursuant to which they offered to exchange $620,000,000 in aggregate principal amount of their 9 1/2% Senior Notes due 2014 (the “new notes”), which were registered under the Securities Act, for equal principal amounts of their outstanding old notes. The terms of the new notes are substantially identical to those of the old notes, except that the transfer restrictions and registration rights relating to the old notes do not apply to the new notes.
The Company continues to be in compliance with all applicable debt covenants as of September 30, 2007.
(5) Derivative Instruments
The Company uses derivatives to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes.
The Company entered into four forward-starting interest rate swap agreements in September 2007 under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Senior Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 3.5%. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five year period with a weighted average fixed interest rate of 4.7%, and $200.0 million is for a three year period with a weighted average fixed interest rate of 4.6%. The swaps are effective on October 5, 2007 and are settled on a quarterly basis.
The Company has determined that the swap agreements qualify as effective cash flow hedges. Accordingly, the fair value of the interest rate swap agreements of $2.5 million at September 30, 2007 was recorded in other assets in the condensed consolidated balance sheet, with the offset, net of income tax effects, included in accumulated other comprehensive income. The increase in fair value is included in comprehensive income for the nine months ended September 30, 2007. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.
(6) Common and Preferred Stock
Common Stock
     The Company has authorized 1,000 shares of no-par common stock. At September 30, 2007 and December 31, 2006, there were 1,000 shares issued and outstanding. All shares are owned by RSC Holdings II, LLC.
Preferred Stock
     During the period ended September 30, 2006, the Company had 200 authorized shares of Series A preferred stock, of which 154 shares were issued and outstanding with an affiliate. Holders of the Series A preferred stock were entitled to receive dividends when declared by the Board of the Company. These shares were cancelled as part of the Recapitalization.
     In May 2007, RSC Holdings completed an initial public offering of its common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
(7) Income Taxes
     Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of businesses. The Company’s income taxes as presented in the condensed consolidated financial statements are calculated on a separate tax return basis that does not include the results from those other lines of businesses. The Company was required to assess its deferred tax assets and the need for a valuation allowance on a separate return basis, and exclude from the assessment the utilization of all or a portion of those losses by the Company under the separate return method. This assessment required judgment on the part of management with respect to benefits that could be realized from future income, as well as other positive and negative factors.
     The Company files income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1999. With few exceptions, the Company is no longer subject to Canadian income tax examinations by tax authorities for years before 2003. In 2006, the Internal Revenue Service commenced an examination of the Company’s federal income tax returns for tax year 2005 that is expected to be completed by the end of 2007. As of September 30, 2007, the IRS has proposed certain adjustments to the Company’s tax positions. Management is currently evaluating these proposed adjustments to determine if it agrees, but if accepted, the Company does not anticipate the adjustments would result in a material change to its financial position. The Company anticipates that it is reasonably possible that an additional payment in the range of $4.5 to $5.0 million will be made by the end of 2007; however, such payments do not relate to any recorded or unrecorded tax liabilities or interest of the Company or its subsidiaries. In addition, the Company anticipates that it is reasonably possible that its unrecognized tax benefits and accrued interest and penalties will be reduced by approximately $10.5 million and $3.8 million respectively by the end of 2007 as a result of the completion of the IRS audit. These reductions would result in a corresponding decrease to its receivable from Atlas, as explained below. In addition, the Company’s Canadian operating subsidiary is currently under examination for tax years 2003 through 2005. The Company has been notified that the IRS will commence an audit of its federal income tax return for the year ended December 31, 2006. The Company expects that this audit will commence prior to December 31, 2007.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize an increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. The total amount of unrecognized tax benefits both as of the date of adoption and as of September 30, 2007 was approximately $22.8 million. As explained further below, none of the unrecognized benefits, if recognized, would affect the effective tax rate. Other than the decrease resulting from the conclusion of the 2005 IRS audit, the Company does not anticipate that the total amount of unrecognized tax benefits will significantly change over the next twelve months. The total amount of accrued interest and penalties as of the date of adoption and as of September 30, 2007 was approximately $5.0 million and $5.5 million, respectively.
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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(8) Commitments and Contingencies
     At September 30, 2007, the Company had total available irrevocable letters of credit facilities outstanding of $132.0 million. Such irrevocable commercial and standby letters of credit facilities support various agreements, leases, and insurance policies. The total outstanding letters of credit include amounts with various suppliers that guarantee payment of rental equipment purchases upon reaching the specified payment date.
     The Company may be required to issue contingent earn-out notes to Atlas of up to $400.0 million pursuant to the Recapitalization Agreement if RSC achieves cumulative adjusted EBITDA (as defined in the Recapitalization Agreement) targets for the years ended December 31, 2006-2007 (cumulatively) and 2008. The issuance of the notes would be recorded as an adjustment to accumulated deficit. We anticipate that any earn-out note recorded in conjunction with the 2006-2007 cumulative period will not be significant to the consolidated financial statements taken as a whole.
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
(9) Legal and Insurance Matters
     The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, and insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has recorded accrued liabilities of $32.0 million at September 30, 2007 to cover the uninsured portion of estimated costs arising from these pending claims and other potential unasserted claims. The Company records claim recoveries from third parties when such recoveries are certain of being collected.
(10) Affiliated Company Transactions
     During the nine months ended September 30, 2007, the Company paid $18.0 million to Atlas related to a working capital adjustment in conjunction with the Recapitalization.
     As part of the Recapitalization, Atlas assumed certain liabilities of the Company existing on the closing date, including tax liabilities for personal property and real estate. Additionally, Atlas agreed to indemnify the Company of any and all liabilities for income taxes which are imposed on the Company for a taxable period prior to the closing date of the Recapitalization. As the legal obligation for any such payments still resides with the Company, on the date of the Recapitalization the Company had a receivable for any recorded liabilities to be paid by Atlas “Indemnification Receivable”. At September 30, 2007 and December 31, 2006, the Company had receivables of $38.4 million and $49.4 million, respectively for such amounts, which were recorded within other assets in the condensed consolidated balance sheets.
     During the nine months ended September 30, 2007, Atlas paid $5.9 million on the Company’s behalf and the Company received $6.9 million from Atlas in conjunction with items paid directly by the Company. These amounts had been included in the December 31, 2006 Indemnification Receivable. Additionally, the Company recorded a $4.5 million capital contribution for an additional indemnification payment received from Atlas related to the modification of certain software agreements pursuant to the Recapitalization.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     On the Recapitalization closing date, the Company entered into a monitoring agreement with the Sponsors, pursuant to which the Sponsors would provide the Company with financial, management advisory and other services. The Company would pay the Sponsors an annual aggregate fee of $6.0 million for such services. For the nine months ended September 30, 2007, the Company recorded $23.0 million of management expenses pursuant to this agreement. Included in this amount is a termination fee of $20.0 million that the Company paid to the Sponsors in connection with the closing of the initial public offering of RSC Holdings common stock on May 29, 2007, to terminate this monitoring agreement. Additionally, upon termination of the monitoring agreement, the Company entered into a cost reimbursement agreement with the Sponsors pursuant to which they will be reimbursed for expenses incurred in connection with their provision of certain advisory and other services. Through September 30, 2007 the Company has paid the Sponsors less than $10,000 under this agreement.
(11) Business Segment and Geographic Information
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
     The Company operates in the United States and Canada. Revenues are attributable to countries based on the store location. The information presented below shows geographic information relating to revenues from external customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in 000s)		(in 000s)

Revenues from external customers:
Domestic	$438,652	$409,676	$1,249,769	$1,180,318
Foreign	23,302	17,923	61,360	46,994

Total	$461,954	$427,599	$1,311,129	$1,227,312

     The information presented below shows geographic information relating to rental equipment and property and equipment at:

	September 30,	December 31,
	2007	2006
	(in 000s)

Rental equipment, net
Domestic	$1,881,933	$1,670,181
Foreign	90,285	68,489

Total	$1,972,218	$1,738,670

Property and equipment, net
Domestic	$184,118	$163,049
Foreign	9,471	7,143

Total	$193,589	$170,192

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
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with the section entitled “Risk Factors” in Item 1A and our unaudited condensed consolidated financial statements for the period ended September 30, 2007 included in this report.
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 469 rental locations across 10 regions in 39 U.S. states and four Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for maintenance, repair and operations.
     For the three months ended September 30, 2007, we generated revenues, income before provision for income taxes and net income of $462.0 million, $78.0 million and $47.6 million, respectively. For the nine months ended September 30, 2007, we generated revenues, income before provision for income taxes and net income of $1,311.1 million, $139.7 million and $85.2 million, respectively.
     For trends affecting our business and the markets in which we operate see “—Factors Affecting Our Results of Operations” below, and the section entitled “Risk Factors” in Part II, Item 1A. of this report.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements, and change in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies, see Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2007 included in this Quarterly Report on Form 10-Q.
   Accounts Receivable
     Accounts receivable are stated net of allowances for doubtful accounts of $8.5 million and $7.0 million at September 30, 2007 and December 31, 2006, respectively. Management develops its estimate of this allowance based on historical experience, its understanding of current economic circumstances, and its own judgment as to the likelihood of ultimate payment. Bad debt expense is reflected as a component of selling, general and administrative expenses in the condensed consolidated statements of income.
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
   Reserve for Claims
     Our insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance, up to certain policy limits. We are fully self-insured for medical claims. Our excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $0.5 million and $0.25 million respectively. With the exception of pollution claims, this coverage was in effect for the nine months ended September 30, 2007 and the year ended December 31, 2006. The coverage for pollution claims has been effective since the Recapitalization. We establish reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that we will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease the reserves.
   Derivative Instruments and Hedging Activities
     We account for derivative instruments and hedging activities in accordance with SFAS no. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In accordance with this standard, the Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of the Company’s derivatives, which are designated as cash flow hedges, are recorded in other comprehensive income, to the extent the hedges are highly effective. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. Hedge effectiveness is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of the hedged transaction. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.

   Comprehensive Income
     We report comprehensive income and accumulated other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists of accumulated foreign currency translation adjustments and the highly effective portion of the changes in the fair value of designated cash flow hedges.
   Long-Lived Assets and Goodwill
     Long-lived assets such as rental equipment and property and equipment are measured for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. We recognized no impairment of long-lived assets in the nine month periods ended September 30, 2007 and September 30, 2006.
     We review the carrying value of goodwill for impairment annually during the fourth quarter, and whenever an impairment indicator is identified. There was no impairment of goodwill in the nine month periods ended September 30, 2007 and September 30, 2006.
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
   Revenue Recognition
     We rent equipment primarily to the non-residential construction and industrial markets. We record unbilled revenue for revenues earned in each reporting period which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.
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
   Selling, General and Administrative Expenses
     Selling, general and administrative expenses primarily include sales force compensation, information technology costs, advertising and marketing costs, professional fees and administrative overhead.
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
     Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under SFAS No. 109 deferred income taxes reflect the tax consequences of differences between the financial statement carrying amounts and the respective tax bases of assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is provided for deferred tax assets when realization of such assets is not considered to be more likely than not. Adjustments to the deferred income tax valuation allowance are made periodically based on management’s assessment of the recoverability of the related assets.
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
   Consideration Received from Vendors
     We receive money from suppliers for various programs, primarily volume incentives and advertising. Allowances for advertising to promote a vendor’s products or services which meet the criteria in EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF No. 02-16”) are offset against advertising costs in the period in which we recognize the incremental advertising cost. In situations when vendor consideration does not meet the criteria in EITF No. 02-16 to be offset against advertising costs, we consider the consideration to be a reduction in the purchase price of rental equipment acquired.
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
     In connection with the Recapitalization we entered into new senior asset-based loan facilities (“Senior ABL Facilities”), comprised of a $250.0 million term loan and a $1,450.0 million revolving credit facility, and a new $1,130.0 million senior second-lien term loan facility (“Senior Term Facility”) and issued $620.0 million aggregate principal amount of senior notes (“Senior Notes”).
     For a more extensive discussion of the Recapitalization see Note 1, “Organization — Business and Basis of Presentation”, in the Notes to our condensed consolidated financial statements included in this report.
Results of Operations
Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006
     The following table sets forth for each of the periods indicated our statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	September 30,		September 30,		Increase (decrease)
	2007	2006	2007	2006	2007 versus 2006
	(unaudited)
Revenues:
Equipment rental revenue	$411,585	$366,420	89.1%	85.7%	$45,165	12.3%
Sale of merchandise	19,909	22,585	4.3	5.3	(2,676)	(11.8)
Sale of used rental equipment	30,460	38,594	6.6	9.0	(8,134)	(21.1)

Total revenues	461,954	427,599	100.0	100.0	34,355	8.0

Cost of revenues:
Cost of equipment rentals, excluding depreciation	163,693	151,132	35.4	35.3	12,561	8.3
Depreciation — rental equipment	76,485	65,988	16.6	15.4	10,497	15.9
Cost of merchandise sales	12,080	14,048	2.6	3.3	(1,968)	(14.0)
Cost of used rental equipment sales	21,288	29,478	4.6	6.9	(8,190)	(27.8)

Total cost of revenues	273,546	260,646	59.2	61.0	12,900	4.9

Gross profit	188,408	166,953	40.8	39.0	21,455	12.9

Operating expenses
Selling, general, and administrative	40,431	34,160	8.8	8.0	6,271	18.4
Depreciation and amortization — nonrental equipment	11,843	9,986	2.6	2.3	1,857	18.6

Total operating expenses	52,274	44,146	11.3	10.3	8,128	18.4

Operating income	136,134	122,807	29.5	28.7	13,327	10.9
Interest expense, net	58,204	48,753	12.6	11.4	9,451	19.4
Other income, net	(22)	(102)	—	—	80	(78.4)

Income before provision for income taxes	77,952	74,156	16.9	17.3	3,796	5.1
Provision for income taxes	30,403	27,866	6.6	6.5	2,537	9.1

Net income	$47,549	$46,290	10.3%	10.8%	$1,259	2.7

     Total revenues increased $34.4 million, or 8.0%, from $427.6 million for the three months ended September 30, 2006, to $462.0 million for the three months ended September 30, 2007. Equipment rental revenue for the three months ended September 30, 2007 increased $45.2 million, or 12.3%, from $366.4 million for the three months ended September 30, 2006 to $411.6 million for the three months ended September 30, 2007. The increase in equipment rental revenue was primarily due to a $43.0 million, or 11.7%, increase in rental volume and an increase in rental rates of 0.2%.

     Merchandise sales revenues represent sales of contractor supplies, consumables and ancillary products and, to a lesser extent, new equipment. Merchandise sales revenues decreased $2.7 million, or 11.8%, from $22.6 million for the three months ended September 30, 2006 to $19.9 million for the three months ended September 30, 2007, primarily as a result of our continued focus on items that provide higher margins and complement our core rental activity.
     Revenues from the sale of used rental equipment decreased $8.1 million, or 21.1%, from $38.6 million for the three months ended September 30, 2006 to $30.5 million for the three months ended September 30, 2007, as high rental demand and a young and well maintained fleet reduced our need to sell and replace existing equipment.
     Cost of equipment rentals, excluding depreciation, increased $12.6 million, or 8.3%, from $151.1 million for the three months ended September 30, 2006, to $163.7 million for the three months ended September 30, 2007, primarily due to the increase in equipment rental revenue volume discussed previously. Cost of equipment rentals as a percentage of equipment rental revenues decreased from 41.2% to 39.8% for the three months ended September 30, 2007 as compared to the prior year period largely due to same store rental revenue growth, which allows us to take advantage of existing infrastructure.
     Depreciation of rental equipment increased $10.5 million, or 15.9%, from $66.0 million for the three months ended September 30, 2006 to $76.5 million for the three months ended September 30, 2007. Depreciation of rental equipment as a percentage of equipment rental revenues increased from 18.0% to 18.6% in the three months ended September 30, 2007. This increase is due to our continued investment in fleet.
     Cost of merchandise sales decreased $2.0 million, or 14.0%, from $14.0 million for the three months ended September 30, 2006, to $12.1 million for the three months ended September 30, 2007, which corresponds with the decrease in merchandise sales revenue. As a result of our continued focus on items that complement our core rental activity and provide higher margins, gross margin for the sale of merchandise increased from 37.8% for the three months ended September 30, 2006 to 39.3% for the three months ended September 30, 2007.
     Cost of used rental equipment sales decreased $8.2 million, from $29.5 million for the three months ended September 30, 2006, to $21.3 million for the three months ended September 30, 2007. The decrease is primarily due to the 21.1% decrease in sales of used rental equipment for the three months ended September 30, 2007 discussed previously. Gross margin for the sale of used rental equipment increased from 23.6% for the three months ended September 30, 2006 to 30.1% for the three months ended September 30, 2007. Increased rental demand as well as the quality, age and condition of our fleet contributed to the higher margin.
     Selling, general and administrative expenses increased $6.3 million, or 18.4%, from $34.2 million for the three months ended September 30, 2006 to $40.4 million for the three months ended September 30, 2007. This increase is primarily due to increases in salesforce compensation of $3.1 million, increased infrastructure expenditures to support the Company’s status as a publicly traded company of $1.1 million and share-based compensation expense of $.6 million. The salesforce compensation increase is consistent with our rental revenue growth. Selling, general and administrative expenses increased as a percentage of total revenues from 8.0% for the three months ended September 30, 2006 to 8.8% for the three months ended September 30, 2007.
     Depreciation and amortization of non-rental equipment increased $1.9 million, or 18.6%, from the three months ended September 30, 2006, to $11.8 million for the three months ended September 30, 2007. The increase is primarily due to an initiative to replace older sales and delivery vehicles beginning in 2006 and continuing through 2007.
     Interest expense, net increased $9.5 million, or 19.4%, from $48.8 million for the three months ended September 30, 2006, to $58.2 million for the three months ended September 30, 2007. The increase is primarily due to the new debt incurred in connection with the Recapitalization.
     The provision for income taxes decreased $2.5 million, or 9.1%, from $27.9 million for the three months ended September 30, 2006, to $30.4 million for the three months ended September 30, 2007. The decrease is due to decreased pre-tax profits in the current-year period as compared to the same period in the prior year as well as an increase in the effective tax rate from 37.6 % to 39.0%. The increase in the tax rate is primarily due to the impact of certain structural changes as a result of Recapitalization.
Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006
     The following table sets forth for each of the periods indicated our statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Increase (decrease)
	2007	2006	2007	2006	2007 versus 2006
	(unaudited)
Revenues:
Equipment rental revenue	$1,144,206	$1,008,646	87.3%	82.2%	$135,560	13.4%
Sale of merchandise	60,896	70,773	4.6	5.8	(9,877)	(14.0)
Sale of used rental equipment	106,027	147,893	8.1	12.1	(41,866)	(28.3)

Total revenues	1,311,129	1,227,312	100.0	100.0	83,817	6.8

Cost of revenues:
Cost of equipment rentals, excluding depreciation	479,676	436,339	36.6	35.6	43,337	9.9
Depreciation — rental equipment	216,553	186,277	16.5	15.2	30,276	16.3
Cost of merchandise sales	36,880	43,649	2.8	3.6	(6,769)	(15.5)
Cost of used rental equipment sales	75,180	112,889	5.7	9.2	(37,709)	(33.4)

Total cost of revenues	808,289	779,154	61.6	63.5	29,135	3.7

Gross profit	502,840	448,158	38.4	36.5	54,682	12.2

Operating expenses
Selling, general, and administrative	111,120	99,164	8.5	8.1	11,956	12.1
Management fees	23,000	—	1.8	—	23,000	—
Depreciation and amortization — nonrental equipment	34,152	28,419	2.6	2.3	5,733	20.2

Total operating expenses	168,272	127,583	12.8	10.4	40,689	31.9

Operating income	334,568	320,575	25.5	26.1	13,993	4.4
Interest expense, net	195,093	138,178	14.9	11.3	56,915	41.2
Other income, net	(224)	(311)	—	—	87	(28.0)

Income before provision for income taxes	139,699	182,708	10.7	14.9	(43,009)	(23.5)
Provision for income taxes	54,482	67,414	4.2	5.5	(12,932)	(19.2)

Net income	$85,217	$115,294	6.5%	9.4%	$(30,077)	(26.1)

     Total revenues increased $83.8 million, or 6.8%, from $1,227.3 million for the nine months ended September 30, 2006, to $1.311.1 million for the nine months ended September 30, 2007. Equipment rental revenue for the nine months ended September 30, 2007 increased $135.6 million, or 13.4%, from $1,008.6 million for the nine months ended September 30, 2006, to $1,144.2 million for the nine months ended September 30, 2007. The increase in equipment rental revenue is primarily the result of a $125.6 million, or 12.5%, increase in rental volume and an $8.3 million, or 0.8%, increase in rental rates for the nine months ended September 30, 2007.
     Merchandise sales revenues represent sales of contractor supplies, consumables and ancillary products and, to a lesser extent, new equipment. Merchandise sales revenues decreased $9.9 million, or 14.0%, from $70.8 million for the nine months ended September 30, 2006, to $60.9 million for the nine months ended September 30, 2007 primarily as a result of our continued focus on items which provide higher margins and complement our core rental activity.

     Revenues from the sale of used rental equipment decreased $41.9 million, or 28.3%, from $147.9 million for the nine months ended September 30, 2006 to $106.0 million for the nine months ended September 30, 2007, as high rental demand and a young and well maintained fleet reduced our need to sell and replace existing equipment.
     Cost of equipment rentals, excluding depreciation, increased $43.3 million, or 9.9%, from $436.3 million for the nine months ended September 30, 2006 to $479.7 million for the nine months ended September 30, 2007, primarily due to the increase in equipment rental revenue volume discussed previously. Cost of equipment rentals as a percentage of equipment rental revenue decreased from 43.3% to 41.9% for the nine months ended September 30, 2007, as compared to the prior year period largely due to same store rental revenue growth which allows us to take advantage of existing infrastructure.
     Depreciation of rental equipment increased $30.3 million, or 16.3%, from $186.3 million for the nine months ended September 30, 2006 to $216.6 million for the nine months ended September 30, 2007. Depreciation of rental equipment as a percentage of equipment rental revenues increased from 18.5% for the nine months ended September 30, 2006 to 18.9% in the nine months ended September 30, 2007. This increase as a percentage of rental revenue is primarily due to our continued investment in fleet.
     Cost of merchandise sales decreased $6.8 million, or 15.5%, from $43.6 million for the nine months ended September 30, 2006 to $36.9 million for the nine months ended September 30, 2007 which corresponds with our decrease in merchandise sales revenue. As a result of our continued focus on items that complement our core rental activity and provide higher margins, gross margin for the sale of merchandise increased from 38.3% for the nine months ended September 30, 2006 to 39.4% for the nine months ended September 30, 2007, largely due to a shift to higher margin merchandise items that complement our rental operations.
     Cost of used rental equipment sales decreased $37.7 million, or 33.4%, from $112.9 million for the nine months ended September 30, 2006 to $75.2 million for the nine months ended September 30, 2007. The decrease is primarily due to the 28.3% decrease in sales of used rental equipment for the nine months ended September 30, 2007 discussed previously. Gross margin for the sale of used rental equipment increased from 23.7% for the nine months ended September 30, 2006 to 29.1% for the nine months ended September 30, 2007. Increased rental demand as well as the quality, age and condition of our fleet contributed to the higher margin.
     Selling, general and administrative expenses increased $12.0 million, or 12.1%, from $99.2 million for the nine months ended September 30, 2006 to $111.1 million for the nine months ended September 30, 2007, respectively. This increase is primarily due to increases in salesforce compensation of $6.2 million, increased infrastructure expenditures to support the Company’s status as a publicly traded company of $3.0 million and increased share-based compensation expense of $.8 million. The salesforce compensation increase for the nine month period ended September 30, 2007, is consistent with our rental revenue growth. Selling, general and administrative expenses increased as a percentage of total revenues from 8.1% for the nine months ended September 30, 2006, to 8.5% for the nine months ended September 30, 2007.
     Management fees represent amounts paid to the Sponsors under the monitoring agreement entered into on the Recapitalization closing date. For the nine months ended September 30, 2007, the Company recorded $23.0 million of management expenses pursuant to this agreement. Included in these amounts is a termination fee of $20.0 million that we paid to the Sponsors on May 29, 2007, in connection with the termination of this agreement.
     Depreciation and amortization of non-rental equipment increased $5.7 million, or 20.2%, from the nine months ended September 30, 2006, to $34.2 million for the nine months ended September 30, 2007. This increase is primarily due to an initiative to replace older sales and delivery vehicles beginning in 2006 and continuing through 2007.
     Interest expense, net increased $56.9 million, or 41.2%, from $138.2 million for the nine months ended September 30, 2006 to $195.1 million for the nine months ended September 30, 2007. This increase is primarily due to the new debt incurred in connection with the Recapitalization, the payment of a $4.6 million prepayment penalty related to our $230.7 million repayment of Senior Term Facility debt and the expensing of $5.0 million of deferred financing costs associated with the Senior Term Facility debt that was repaid.

     The provision for income taxes decreased $12.9 million, or 19.2%, from $67.4 million for the nine months ended September 30, 2006 to $54.5 million for the nine months ended September 30, 2007. The decrease is due to decreased pre-tax profits in the current-year period as compared to the same period in the prior year, partially offset by an increase in the effective tax rate. The increase in the effective tax rate from 36.9% in the nine months ended September 30, 2006 to 39.0% in the nine months ended September 30, 2007 is primarily due to the impact of certain structural changes as a result of the Recapitalization.
Liquidity and Capital Resources
     Cash and Cash Flows
     As of September 30, 2007, we had cash and cash equivalents of $2.2 million, a decrease of $44.0 million from December 31, 2006. In the comparable nine month period in the prior year, cash and cash equivalents decreased $6.5 million.
     Our operations are funded primarily by cash provided by operating activities. Net cash provided by operating activities was $495.7 million for the nine months ended September 30, 2007, compared to $490.8 million for the nine months ended September 30, 2006. The $495.7 million of cash from operating activities resulted from cash inflows from net income and non-cash income items totaling $338.5 million and a $157.2 million cash inflow due to fluctuations in operating assets and liabilities resulting from normal variations in purchasing and payment patterns.
     Our business is highly capital intensive and our primary use of cash in investing activities is for the acquisition of rental equipment. Net cash used in investing activities during the nine months ended September 30, 2007 was $415.0 million, a decrease of $80.9 million from the cash used in investing activities of $495.9 million in the prior year period. Of this decrease, $82.3 million was due to reduced net expenditures for rental equipment, partially offset by a $1.4 million increase in net expenditures for property, plant and equipment. High rental demand and the quality, age and condition of our fleet reduced our need to replace existing rental equipment during this nine month period, as compared to the same period in the prior year.
     During the nine months ended September 30, 2007, we paid $18.0 million to Atlas related to a working capital adjustment in conjunction with the Recapitalization. Also as part of the Recapitalization, Atlas assumed certain of our liabilities existing on the closing date, including tax liabilities for personal property and real estate. Additionally, Atlas agreed to indemnify us for any and all liabilities for income taxes which are imposed on us for a taxable period prior to the closing date of the Recapitalization. During the nine months ended September 30, 2007, Atlas paid $5.9 million on our behalf and we received $6.9 million from Atlas in connection with items paid directly by us. These amounts had been included in other assets in the December 31, 2006 balance sheet. Additionally, we recorded a $4.5 million capital contribution for an additional indemnification payment received from Atlas related to the modification of certain software agreements pursuant to the Recapitalization.
     Indebtedness and Liquidity
     As of September 30, 2007, we had $2.7 billion of indebtedness outstanding, consisting primarily of $1,036.5 million under the Senior ABL Facilities, $899.3 million under the Senior Term Facility and $620.0 million of Senior Notes. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the Recapitalization and from the funding of our costs of operations, working capital and capital expenditures. We rely primarily on cash generated from operations and borrowings under our Senior ABL Facilities to purchase equipment for our rental fleet. As of September 30, 2007, we had a balance of $789.0 million of outstanding indebtedness and we have available borrowings of $529.0 million related to the revolving portion of the Senior ABL Facilities. The available borrowings of $529.0 million are net of a $132.0 million reduction for outstanding letters of credit. During the nine months ended September 30, 2007, we borrowed $20.5 million under the revolving portion of the Senior ABL Facilities and repaid $109.7 million. The Senior ABL Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness (including the Senior Notes); engage in certain transactions with affiliates; make other investments; change the nature of their business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. We continue to be in compliance with all applicable covenants as of September 30, 2007.
     Substantially all of our rental equipment and all our other assets are subject to liens under our Senior ABL Facilities and our Senior Term Facility. None of such assets are available to satisfy the general claims of our creditors.
     In May 2007, RSC Holdings completed an initial public offering of its common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and 8,333,333 were shares offered by certain of its current shareholders. RSC Holdings did not receive any of the proceeds from the sale of the shares by the Sponsors and Atlas. The common shares were offered at a price of $22.00 per share. RSC Holdings contributed the proceeds from this offering to us and we used the contributions, after deducting underwriting discounts and offering expenses, of $255.1 million to repay $230.7 million of the Senior Term Facility, an associated prepayment penalty of $4.6 million, and a termination fee of $20.0 million to the Sponsors related to the termination of the monitoring agreement.
     Pursuant to the Recapitalization Agreement, if RSC achieves cumulative adjusted EBITDA (as defined in the Recapitalization Agreement) targets for the years ended December 31, 2006-2007 (cumulatively) and 2008, the Company would be required to issue contingent earn-out notes to Atlas of up to $150.0 million and $250.0 million, respectively. We anticipate that any earn-out note recorded in conjunction with the 2006-2007 cumulative period will not be significant to the financial statements taken as a whole.
     We believe that cash generated from operations, together with amounts available under the Senior ABL Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part II, Item 1A of this report.
     Our business strategy has been and continues to be to grow our business primarily through internal growth and on a stand-alone basis. However, potential acquisition and combination opportunities do arise from time to time, and we may consider such opportunities when we become aware of them. If we determine that a particular potential acquisition or combination is worth pursuing, doing so may necessitate changes in our capital structure, including the incurrence of additional indebtedness, which may be considerable, as well as changes in our strategies, operations, goals, balance sheet and structure. A decision to pursue a significant acquisition or combination would also involve significant risks.
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 January 1, 2007 and did not recognize an increase or decrease in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. See Note 7 to our unaudited Condensed Consolidated Financial Statements for additional information.
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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of the year ending December 31, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations, financial position or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We will be required to adopt SFAS No. 159 in the first quarter of the year ending December 31, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations, financial position or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
   Interest Rate Risk
     We have a significant amount of debt under the Senior ABL Facilities and Senior Term Facility with a variable rate of interest based generally on an adjusted London inter-bank offered rate, or “LIBOR,” or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Facilities, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates, as of September 30, 2007 our net interest expense for the three months and nine months ended September 30, 2007 would have increased by an estimated $4.9 million and $15.8 million, respectively.
     The Company entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge the benchmark portion of interest associated with a portion of the Senior Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 3.5%. The agreements cover a combined notional amount of debt totaling $700 million, of which $500 million is for a five year period with a weighted average fixed interest rate of 4.7% and $200 million is for a three year period with a weighted average fixed interest rate of 4.6%. The swaps are effective on October 5, 2007 and are settled on a quarterly basis. Including the $700 million of the Senior Term Facility that is now hedged, 49% of our $2.7 billion of debt at September 30, 2007 has fixed rate interest.
   Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the nine months ended September 30, 2007 and September 30, 2006, 4.7% and 3.8%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the nine months ended September 30, 2007, relative to our operations as a whole, a 10% increase in this exchange rate would have increased net income by $0.7 million for the nine month period ended September 30, 2007.

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
Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5. Other Information
               None
Item 6. Exhibits
Exhibits and Financial Statement Schedules

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC HOLDINGS III, LLC
RSC EQUIPMENT RENTAL, INC..

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	President and Director (Principal Executive Officer)	October 31, 2007

/s/ Keith Sawottke Keith Sawottke	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 31, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.