Form 10-Q
period 2009-03-31
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2009-05-07
CIK 1406578, 1406579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-144625-01
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes☐ No ☑
As of May 4, 2009 there were 1,000 shares of no par value Common Stock outstanding.

i

     Introductory Note
     Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, (i) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, (ii) “RSC Holdings” means RSC Holdings Inc., our ultimate parent company, (iii) “we,” “us” and “our” means RSC Holdings III, LLC and, RSC and its consolidated subsidiaries, and when used in connection with disclosure relating to our publicly traded equity securities, RSC Holdings, (iv) “Ripplewood” means RSC Acquisition LLC and RSC Acquisition II LLC, (v) “Oak Hill” means OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC, (vi) the “Sponsors” means Ripplewood and Oak Hill, (vii) “ACAB” means Atlas Copco AB, (viii) “ACA” means Atlas Copco Airpower n.v., a wholly owned subsidiary of ACAB, (ix) “ACF” means Atlas Copco Finance S.à.r.l., a wholly owned subsidiary of ACAB, and (x) “Atlas” means ACAB, ACA and ACF, except as otherwise set forth in this Quarterly Report on Form 10-Q.
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
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:
•	the effect of an economic downturn or other factors resulting in a decline in non-residential construction, non-construction maintenance, capital improvements and capital investment;

•	intense rental rate price pressure; from competition, some of whom are heavily indebted and need to generate cash to meet covenants; from contractor customers some of whom are bidding work at cost or below to secure work for their remaining best employees; from industrial customers who generally are suffering profitability shortfalls in the current economic climate and in return are asking all of their most significant suppliers for price reductions and cost reduction ideas.

•	the rental industry’s ability to continue to sell used equipment through both the retail and auction markets at prices sufficient to enable the Company to maintain orderly liquidation values that support our borrowing base to meet our minimum availability and to avoid testing springing covenants of leverage and fixed charge coverage;

•	our ability to comply with our debt covenants;

•	risks related to the credit markets’ willingness to continue to lend to borrowers rated B- and C;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	heavy reliance on centralized information systems;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the effect of changes in laws and regulations, including those relating to employment legislation, the environment and customer privacy, among others;

•	fluctuations in fuel or supply costs;

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others; and

•	the other factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q under the caption “Risk Factors.”
     In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the filing date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS III, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$11,535	$13,670
Accounts receivable, net of allowance for doubtful accounts of $13,365 and $9,197 at March 31, 2009 and December 31, 2008, respectively	215,791	285,000
Inventory	18,163	19,859
Rental equipment, net	1,651,207	1,766,978
Property and equipment, net	157,577	171,156
Goodwill and other intangibles, net	939,154	938,682
Deferred financing costs	44,549	46,877
Other assets	19,292	26,320

Total assets	$3,057,268	$3,268,542

Liabilities and Stockholders’ Equity
Accounts payable	$48,014	$109,542
Accrued expenses and other liabilities	192,012	200,750
Debt	2,456,897	2,569,067
Deferred income taxes	332,738	346,063

Total liabilities	3,029,661	3,225,422

Commitments and contingencies

Common stock, no par value, (1,000 shares authorized, issued and outstanding at March 31, 2009 and December 31, 2008)	285,669	284,403
Accumulated deficit	(219,989)	(206,485)
Accumulated other comprehensive loss	(38,073)	(34,798)

Total stockholders’ equity	27,607	43,120

Total liabilities and stockholders’ equity	$3,057,268	$3,268,542

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Equipment rental revenue	$287,470	$372,335
Sale of merchandise	13,900	18,352
Sale of used rental equipment	49,903	31,406

Total revenues	351,273	422,093

Cost of revenues:
Cost of equipment rentals, excluding depreciation	149,479	166,837
Depreciation — rental equipment	75,263	78,210
Cost of merchandise sales	10,000	12,333
Cost of used rental equipment sales	45,792	22,457

Total cost of revenues	280,534	279,837

Gross profit	70,739	142,256

Operating expenses:
Selling, general and administrative	39,513	39,324
Depreciation and amortization — non-rental equipment and intangibles	11,782	12,198
Other operating losses (gains), net	108	(620)

Total operating expenses, net	51,403	50,902

Operating income	19,336	91,354
Interest expense, net	40,210	55,361
Other expense (income), net	303	(627)

(Loss) income before (benefit) provision for income taxes	(21,177)	36,620
(Benefit) provision for income taxes	(7,673)	14,275

Net (loss) income	$(13,504)	$22,345

Weighted average shares outstanding used in computing net (loss) income per common share:
Basic	1,000	1,000

Net (loss) income per common share:
Basic and diluted	$(13.50)	$22.34

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(13,504)	$22,345
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	87,045	90,408
Amortization of deferred financing costs	2,603	2,388
Share-based compensation expense	1,132	888
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(3,208)	(8,677)
Deferred income taxes	(12,287)	5,599
Changes in operating assets and liabilities:
Accounts receivable, net	66,837	11,776
Inventory	1,679	(97)
Other assets	5,321	(2,570)
Accounts payable	(60,287)	(114,059)
Accrued expenses and other liabilities	(9,201)	2,547

Net cash provided by operating activities	66,130	10,548

Cash flows from investing activities:
Purchases of rental equipment	(8,591)	(79,419)
Purchases of property and equipment	(1,107)	(5,808)
Proceeds from sales of rental equipment	49,903	31,406
Proceeds from sales of property and equipment	3,459	1,517
Insurance proceeds from rental equipment and property claims	2,000	—

Net cash provided by (used in) investing activities	45,664	(52,304)

Cash flows from financing activities:
Proceeds from senior ABL revolver	30,816	73,005
Payments on senior ABL revolver	(133,038)	(29,997)
Payments on senior ABL term loan	(625)	(625)
Payments on capital leases and other debt	(9,969)	(9,476)
Deferred financing costs	(275)	(250)
Proceeds from stock option exercises	256	—
Increase (decrease) in outstanding checks in excess of cash balances	(1,069)	129

Net cash (used in) provided by financing activities	(113,904)	32,786

Effect of foreign exchange rates on cash	(25)	(84)

Net decrease in cash and cash equivalents	(2,135)	(9,054)
Cash and cash equivalents at beginning of period	13,670	10,039

Cash and cash equivalents at end of period	$11,535	$985

Supplemental disclosure of cash flow information:
Cash paid for interest	$(32,715)	$(42,631)
Cash received for taxes, net	5,577	1,713

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$692	$5,819
See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
   Business and Basis of Presentation
     Description of Business
     RSC Holdings III, LLC and its wholly owned subsidiaries (collectively the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. The Company is a wholly owned subsidiary of RSC Holdings Inc. (“RSC Holdings”). RSC Holdings III, LLC is a limited liability company that does not have a Board of Directors, its business and affairs are managed by the Board of Directors of RSC Holdings, its ultimate parent. For the three month period ended March 31, 2009, the Company generated approximately 82% of its revenues from equipment rentals, and it derived the remaining 18% of its revenues from sales of used equipment, merchandise and other related items.
     Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial results for the interim periods presented. Interim results of operations are not necessarily indicative of full year results. Certain information and note disclosures have been condensed or omitted as permitted under Securities and Exchange Commission rules and regulations governing the preparation of interim financial reporting on Form 10-Q; as such, this Quarterly Report should be read in conjunction with the 2008 Form 10-K.
     Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of long-lived assets, goodwill, and inventories; the allowance for doubtful accounts; deferred income taxes; reserves for claims; assets and obligations related to employee benefits; the fair value of derivative instruments and determination of share-based compensation amounts. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.
   Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161, effective January 1, 2009. As a result of this adoption, the Company has expanded its disclosures over derivative instruments. See Note 5 for the expanded disclosures on the Company’s derivative instruments.

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(2) Accumulated Other Comprehensive Loss
Accumulated comprehensive loss components as of March 31, 2009 were as follows:

		Fair
		Market	Accumulated
	Foreign	Value of	Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedge	Loss
		(in 000s)
Balance at December 31, 2008	$1,902	$(36,700)	$(34,798)
Foreign currency translation	(2,043)	—	(2,043)
Change in fair value of cash flow hedges, net of tax	—	(1,232)	(1,232)

Balance at March 31, 2009	$(141)	$(37,932)	$(38,073)

Comprehensive (loss) income was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in 000s)

Net (loss) income	$(13,504)	$22,345
Currency translation adjustments	(2,043)	(3,727)
Change in fair value of cash flow hedges, net of tax	(1,232)	(17,126)

Comprehensive (loss) income	$(16,779)	$1,492

(3) Closed Location Charges
     The Company regularly reviews the financial performance of its locations to identify those with operating margins that consistently fall below the Company’s performance standards. Once identified, the Company continues to monitor these locations to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with long-term prospects that are not favorable. If necessary, locations with unfavorable long-term prospects are closed and the rental fleet is deployed to more profitable locations with higher demand.
     During the three months ended March 31, 2009 the Company closed or consolidated 14 locations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded charges for location closures of approximately $8.0 million for the three months ended March 31, 2009. These charges consist primarily of employee termination costs, costs to terminate operating leases prior to the end of their contractual lease term, estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company and the write-off of leasehold improvements. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although the Company does not expect to incur additional material charges for location closures occurring prior to March 31, 2009, additional charges are possible to the extent that actual future settlements differ from our estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
     Closed location charges (to be cash settled) by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit and	Employee
	Other Related	Termination	Other Exit Costs
	Costs (1)	Costs (2)	(3)	Total

Closed location reserves at December 31, 2008	$(4,604)	$(397)	$0	$(5,001)
Charges incurred to close locations	(6,838)	(462)	(41)	(7,341)
Cash payments	2,561	612	41	3,214

Closed location reserves at March 31, 2009	$(8,881)	$(247)	$0	$(9,128)

(1)	Lease exit and other related costs are included within cost of equipment rentals in the condensed consolidated statements of operations.

(2)	Employee termination costs primarily consist of severance payments and related benefits. These costs are included within cost of equipment rentals in the condensed consolidated statements of operations.

(3)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. These costs are included within cost of equipment rentals in the condensed consolidated statements of operations.
     In addition to the costs included in the above table, the Company recognized $0.7 million of non-cash charges during the three months ended March 31, 2009 for the write-off of leasehold improvements associated with the closed locations. Charges associated with the write-off of leasehold improvements are included within other operating losses (gains), net in the condensed consolidated statements of operations. During the three months ended March 31, 2009, the Company also recognized $1.3 million of other severance costs not directly associated with location closures as the result of a company-wide reduction in workforce. Of the additional severance expense recognized, $1.1 million is included within cost of equipment rentals and $0.2 million is included within selling, general and administrative expenses in the condensed consolidated statements of operations.
(4) Debt
     Debt consists of the following at:

				March 31,		December 31,
				2009		2008
				Deferred
	Interest			Financing
	Rate (a)	Maturity Date		Costs	Debt	Debt
				(in 000s)
Senior ABL revolving credit facility	2.94%	Nov. 2011		$11,794	$579,000	$681,268
Senior ABL term loan	2.27%	Nov. 2012	(b)	2,445	243,750	244,375
Senior Term Facility	7.22%	Nov. 2013		14,235	899,300	899,300
Senior Notes	9.50%	Dec. 2014		16,075	620,000	620,000
Capitalized lease obligations	0.50%	Various		—	114,847	124,124

Total				$44,549	$2,456,897	$2,569,067

(a)	Estimated interest presented is the effective interest rate as of March 31, 2009.

(b)	Installments of $0.6 million quarterly ($2.5 million annually) are due through maturity.
     As of March 31, 2009, the Company had $434.4 million available on the Senior ABL revolving credit facility. A portion of the revolving loan facility is available for swingline loans and for the issuance of letters of credit.
     In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling of $700.0 million. In January 2008, the Company entered into an additional interest rate swap agreement for a notional amount of $250.0 million. The objective of the swaps is to

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
effectively hedge the cash flow risk associated with portions of the Senior Term Facility and Senior ABL revolving credit facility, which have variable interest rates. See Note 5 for additional information.
     The Company is in compliance with all applicable debt covenants as of March 31, 2009.
(5) Derivative Instruments
     The Company is exposed to market risk associated with changes in interest rates under existing floating-rate debt. At the Company’s election, the interest rate per annum applicable to the debt under the Senior ABL Facilities and the Senior Term Facility is based on a fluctuating rate of interest measured by reference to an adjusted London interbank offered rate, or “LIBOR”, plus a borrowing margin; or an alternate base rate plus a borrowing margin. In order to hedge exposure to market conditions, reduce the volatility of financing costs and achieve a desired balance between fixed-rate and floating-rate debt, the Company utilizes interest rate swaps under which it exchanges floating-rate interest payments for fixed-rate interest payments. The Company does not use derivative financial instruments for trading or speculative purposes.
     In September 2007, the Company entered into four forward-starting interest rate swap agreements under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Senior Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 3.50% for the LIBOR option at March 31, 2009. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five year period with a weighted average fixed interest rate of 4.66%, and $200.0 million is for a three year period with a weighted average fixed interest of 4.57%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis.
     The Company entered into an additional interest rate swap agreement in January 2008, under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. Similarly to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 1.5% for the LIBOR option at March 31, 2009. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis.
     The Company’s interest rate swaps are derivative instruments and are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Under SFAS No. 133, the Company is required to present derivatives in the consolidated balance sheet as either assets or liabilities depending on the rights or obligations under the contract. Derivatives are measured and reported in the consolidated balance sheets at fair value. At March 31, 2009 and December 31, 2008, the Company’s interest rate swaps were in a liability position and reported at fair value within accrued expenses and other liabilities in the condensed consolidated balance sheets.
     The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. For each of the Company’s five interest rate swaps, the Company determined (at inception) that the hedging relationships were expected to be highly effective in mitigating the exposure to variability in expected cash flows arising from the Company’s floating-rate debt. As a result, the Company concluded that its interest rate swaps are hedges of specified cash flows. Under SFAS No. 133, an assessment of the effectiveness of derivative instruments designated as cash flows hedges is required at inception and on an ongoing basis. The Company evaluates the effectiveness of its interest rate swaps on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive income (loss) for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive income are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the derivatives totaled $82,000 and $298,000 at March 31, 2009 and December 31, 2008, respectively.
     When the Company’s derivative instruments are in a net liability position, the Company is exposed to its own credit risk. When the Company’s derivative instruments are in a net asset position, the Company is exposed to credit losses in the event of non-performance by counterparties to its hedging derivatives. To manage credit risks, the Company carefully selects counterparties, conducts transactions with multiple counterparties which limits its exposure to any single counterparty and monitors the market position of the program and its relative market position with each counterparty.
     The fair value of the liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments and recognized within accumulated other comprehensive loss (“OCL”) were as follows (in 000s):

	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
			Loss in	Loss in
	Fair Value of	Fair Value of	accumulated OCL	accumulated OCL
Derivative Type	Swap Liabilities	Swap Liabilities	(net of tax)	(net of tax)
Interest rate swaps (a)	$61,869	$60,028	$37,932	$36,700

(a)	See Note 6 for further discussion on measuring fair value of the interest rate swaps.
     The effect of derivative instruments on comprehensive loss for the three months ended March 31, 2009 was as follows (in 000s):

Gain
	Loss recognized in	Loss reclassified from	recognized on
	accumulated OCL	accumulated OCL into	ineffective portion
Derivative Type	(net of tax)	expense (net of tax)	of derivative
Interest rate swaps	$4,897	$3,665	$216
(6) Fair Value
   Measurements
     The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
     Liabilities measured at fair value on a recurring basis as of March 31, 2009 are as follows (in 000s):

Significant
		Quoted Prices in	Other
	Fair Value	Active Markets	Observable	Significant
	March 31,	for Identical	Inputs	Unobservable
	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Interest rate derivatives (a)	$61,869	$—	$61,869	$—

(a)	Since the Company’s interest rate derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about the Company’s credit risk and interest rates based on those observed in the underlying markets (LIBOR swap rate).
     As of March 31, 2009, no assets were measured at fair value on a recurring basis and no assets or liabilities were measured at fair value on a nonrecurring basis.
(7) Income Tax
     During 2009, the Canada Revenue Agency completed its examination of the Company’s Canadian operating subsidiary for the tax years of 2003 through 2004. The examination resulted in no changes to the Company’s tax liabilities for those years. As a result, the Company released $1.3 million and $0.5 million unrecognized tax benefits and accrued interest and penalties, respectively. Since the unrecognized tax benefits and interest released were indemnified by Atlas, the release resulted in a decrease to the indemnification receivable from Atlas instead of a decrease in tax expense.
     The Company recognized a tax benefit of $7.7 million and a tax provision of $14.3 million in the three months ended March 31, 2009 and March 31, 2008, respectively. The effective tax rate was 36.2% and 39.0% during the three months ended March 31, 2009 and March 31, 2008, respectively. These rates differ from the statutory rate of 35% primarily as a result of certain non-deductible permanent items and state income taxes. The decrease in the effective tax rate for the three months ended March 31, 2009 is due primarily to the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income.
(8) Acquisition
     On July 11, 2008, the Company acquired certain rights and assets of FST Equipment Rentals, LLC and AER Holding Company, LLC (“AER”). The aggregate purchase price was allocated to the assets acquired and the liabilities assumed based on fair value information that was then currently available. During the three months ended March 31, 2009, the Company recorded revised estimates of fair value for certain acquired assets resulting in a net increase to goodwill of $0.7 million. The finalization of asset valuations and other post-close adjustments will be completed during the second quarter of 2009.

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
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three months ended March 31, 2009 included in this Quarterly Report.
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 457 rental locations across 11 regions in 40 U.S. states and 3 Canadian provinces. We believe we are the largest or second largest equipment rental provider in the majority of the regions in which we operate. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for maintenance, repair and operations.
     For the three months ended March 31, 2009 and March 31, 2008, we generated approximately 82% and 88% of our revenues from equipment rentals, respectively, and we derived the remaining 18% and 12% of our revenues from sales of used equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, (loss) income before (benefit) provision for income taxes and net (loss) income for the three months ended March 31, 2009 and 2008 (in 000s):

	Three Months Ended
	March 31,
	2009	2008
Total revenues	$351,273	$422,093
(Loss) income before (benefit) provision for income taxes	(21,177)	36,620
Net (loss) income	(13,504)	22,345
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

	Three Months Ended (or at)
	March 31,
	2009	2008
Adjusted EBITDA (in millions) (a)	$107.5	$182.7
Utilization (b)	57.8%	68.6%
Average fleet age (months)	34	28
Original equipment fleet cost (in millions) (c)	$2,560	$2,694

(a)	Defined as consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including share-based compensation and other expense (income), net. Adjusted EBITDA is not a recognized measure under U.S. Generally Accepted Accounting Principles (“GAAP”). See reconciliation between net (loss) income and adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as average dollar value of equipment rented by customers (based on original equipment fleet cost) for the relevant period divided by the aggregate dollar value of all equipment (based on original cost).

(c)	Defined as original dollar value of equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable original equipment cost (“OEC”) dollar value at the time of purchase.
     For the three months ended March 31, 2009, our adjusted EBITDA decreased $75.2 million, or 41.2%, from $182.7 million in the first quarter of 2008 to $107.5 million in the first quarter of 2009. The decrease was driven by a decline in equipment rental revenue and a decrease in used equipment sales margins. The decrease in equipment rental revenue was due primarily to a decline in rental volume and to a lesser extent a decline in price and the decrease in margins on used equipment sales was due to an increase in the supply of used equipment relative to demand combined with an increase in the use of low margin auction channels.
     For the three months ended March 31, 2009, our utilization decreased 1,080 basis points, as compared to the same prior year period. The decrease was primarily attributable to lower demand for our rental equipment brought on by a weakening of demand in the non-residential construction market and to a lesser extent, a weakening of demand in the industrial, or non-construction markets.
     Average fleet age at March 31, 2009 was 34 months, up 21%, from 28 months at March 31, 2008. The increase in 2009 resulted from reductions in capital expenditures. During times of weakening demand, we deliberately allow our equipment to age and reduce capital expenditures in order to maximize cash flow.
     Original equipment fleet cost at March 31, 2009 was $2,560 million, down 5%, from $2,694 million at March 31, 2008. The decrease in 2009 is due primarily to an increase in the sale of used rental equipment and a reduction in capital expenditures.
Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the non-residential construction and industrial or non-construction, markets. On a combined basis we currently derive approximately 95% of our rental revenues from these two markets.
     Non-residential construction markets generated approximately 40% of our rental revenues during the three months ended March 31, 2009. In the beginning of 2008, we began to see a weakening of demand in the non-residential construction market which resulted in a deceleration of growth in the demand for our rental equipment and downward pressure on our rental rates. These trends accelerated in the fourth quarter of 2008 and continued to worsen in the first quarter of 2009 with demand and pricing falling below prior year levels. We expect demand to worsen in the second quarter of 2009 as compared to the second quarter of 2008.
     Our business with industrial or non-construction, customers, which accounted for approximately 55% of our rental revenues during the three months ended March 31, 2009, is less exposed to cyclicality than the non-residential market as we tap into those customers’ maintenance, repairs and capital improvement budgets. We do not expect the industrial market to be affected as significantly as the non-residential market, although we expect this market to weaken in the first half of 2009.
     We continue to respond to the economic slowdown by employing a number of operational measures, which include the following:
•	Closing under-performing locations and redeploying rental fleet to more profitable locations with higher demand;

•	Expanding and diversifying our presence in industrial or non-construction, markets, which historically tend to place a heightened emphasis on maintenance during times of economic slowdowns;

•	Minimizing capital expenditures;

•	Reducing headcount;

•	Divesting excess rental fleet, which generates cash and improves utilization;

•	Utilizing excess cash flow resulting from our planned reduction in capital expenditures and the proceeds from the sale of used rental equipment to repay outstanding amounts on our Senior ABL Revolver; and

•	Implementing cost reduction measures throughout our business.
Location Closures and Headcount Reduction
     As part of our disciplined approach to managing our operations we actively identify locations with operating margins that consistently fall below our performance standards. Once identified, we regularly review these locations to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with long-term prospects that are not favorable. If necessary, locations with unfavorable long-term prospects are closed and the rental fleet is redeployed to more profitable locations with higher demand. During the three months ended March 31, 2009, we closed or consolidated 14 locations. In connection with these location closures we recorded charges of approximately $8.0 million in the first quarter of 2009. These costs consisted of lease termination fees, employee severance costs, freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements. Of these costs, $7.3 million were included within cost of equipment rentals and $0.7 million associated with the write-off of leasehold improvements were included within other operating losses (gains), net in the condensed consolidated statements of operations.
     During the three months ended March 31, 2009, we also recognized $1.3 million of other severance costs not directly associated with location closures as the result of a company-wide reduction in workforce. Of the additional severance expense recognized, $1.1 million is included within cost of equipment rentals and $0.2 million is included within selling, general and administrative expenses in the condensed consolidated statements of operations.
Factors Affecting Our Results of Operations
     Our revenues and operating results are driven in large part by activities in the non-residential construction and industrial markets. These markets are cyclical with activity levels that tend to increase in line with growth in gross domestic product and decline during times of economic weakness; however, industrial markets are historically less exposed to cyclicality than non-residential construction markets. In addition, activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country. This results in changes in demand for our rental equipment. The cyclicality and seasonality of the equipment rental industry result in variable demand and, therefore, our revenues and operating results may fluctuate from period to period.

Results of Operations
Revenues:
•	Equipment rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup, fuel and damage waivers.

•	Sale of merchandise revenues represent sales of contractor supplies, consumables and ancillary products and, to a lesser extent, new equipment.

•	Sale of used rental equipment represents revenues derived from the sale of rental equipment that has previously been included in our rental fleet.
Cost of revenues:
•	Cost of equipment rentals, excluding depreciation, consists primarily of wages and benefits for employees involved in the delivery and maintenance of rental equipment, rental location facility costs and rental equipment repair and maintenance expenses.

•	Depreciation — rental equipment consists of straight-line depreciation of equipment included in our rental fleet.

•	Cost of merchandise sales represents the costs of acquiring those items.

•	Cost of used rental equipment sales represents the net book value of rental equipment at the date of sale.
     Selling, general and administrative costs primarily include sales force compensation, information technology costs, advertising and marketing, professional fees and administrative overhead.
     Other operating losses (gains), net are losses and gains resulting from the disposition of non-rental assets. Other operating losses and gains represent the difference between proceeds received upon disposition of non-rental assets (if any) and the net book value of the asset at the time of disposition.

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Increase (decrease)
	2009	2008	2009	2008	2009 versus 2008
	(unaudited)
Revenues:
Equipment rental revenue	$287,470	$372,335	81.8%	88.2%	$(84,865)	(22.8)%
Sale of merchandise	13,900	18,352	4.0	4.4	(4,452)	(24.3)
Sale of used rental equipment	49,903	31,406	14.2	7.4	18,497	58.9

Total revenues	351,273	422,093	100.0	100.0	(70,820)	(16.8)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	149,479	166,837	42.6	39.5	(17,358)	(10.4)
Depreciation — rental equipment	75,263	78,210	21.4	18.5	(2,947)	(3.8)
Cost of merchandise sales	10,000	12,333	2.8	2.9	(2,333)	(18.9)
Cost of used rental equipment sales	45,792	22,457	13.0	5.3	23,335	103.9

Total cost of revenues	280,534	279,837	79.9	66.3	697	0.2

Gross profit	70,739	142,256	20.1	33.7	(71,517)	(50.3)

Operating expenses
Selling, general and administrative	39,513	39,324	11.2	9.3	189	0.5
Depreciation and amortization — non-rental equipment and intangibles	11,782	12,198	3.4	2.9	(416)	(3.4)
Other operating losses (gains), net	108	(620)	—	(0.1)	728	n/a

Total operating expenses, net	51,403	50,902	14.6	12.1	501	1.0

Operating income	19,336	91,354	5.5	21.6	(72,018)	(78.8)
Interest expense, net	40,210	55,361	11.4	13.1	(15,151)	(27.4)
Other expense (income), net	303	(627)	0.1	(0.1)	930	n/a

(Loss) income before (benefit) provision for income taxes	(21,177)	36,620	(6.0)	8.7	(57,797)	n/a
(Benefit) provision for income taxes	(7,673)	14,275	(2.2)	3.4	(21,948)	n/a

Net (loss) income	$(13,504)	$22,345	(3.8)%	5.3%	$(35,849)	n/a

     Total revenues decreased $70.8 million, or 16.8%, from $422.1 million for the three months ended March 31, 2008 to $351.3 million for the three months ended March 31, 2009. Equipment rental revenue decreased $84.8 million, or 22.8%, from $372.3 million for the three months ended March 31, 2008 to $287.5 million for the three months ended March 31, 2009. The decrease in equipment rental revenue is primarily the result of a $68.9 million, or 18.5%, decrease in rental volume and a $15.3 million, or 4.1%, decrease in rental rates.
     Sale of merchandise revenues decreased $4.5 million, or 24.3%, from $18.4 million for the three months ended March 31, 2008 to $13.9 million for the three months ended March 31, 2009. The decrease is due primarily to a decline in rental volume and an increase in location closures.
     Revenues from the sale of used rental equipment increased $18.5 million, or 58.9%, from $31.4 million for the three months ended March 31, 2008 to $49.9 million for the three months ended March 31, 2009. During the first quarter of 2009 we continued our efforts to accelerate sales of used rental equipment, which began in the fourth quarter of 2008, in response to a drop in rental demand that was greater than the normal seasonal decline.

     Cost of equipment rentals, excluding depreciation, decreased $17.3 million, or 10.4%, from $166.8 million for the three months ended March 31, 2008 to $149.5 million for the three months ended March 31, 2009, due to an 18.5% decrease in rental volume offset by approximately $7.3 million of costs associated with closed locations and $1.1 million of severance costs unrelated to closed locations due to an overall reduction in workforce. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 44.8% for the three months ended March 31, 2008 to 52.0% for the three months ended March 31, 2009. The increase is due primarily to a 4.1% decrease in equipment rental rates and $8.4 million of costs incurred to close underperforming locations and reduce headcount during the three months ended March 31, 2009. Location closure costs consist primarily of lease termination fees and severance costs.
     Depreciation of rental equipment decreased $2.9 million, or 3.8%, from $78.2 million for the three months ended March 31, 2008 to $75.3 million for the three months ended March 31, 2009. The decrease is due to a decline in the net book value of our rental fleet during the first quarter of 2009 as compared with the first quarter of 2008. The decline in the net book value of our rental fleet is attributable to an increase in used equipment sales and a decrease in capital expenditures. As a percent of equipment rental revenues, depreciation increased from 21.0% in the three months ended March 31, 2008 to 26.2% in the three months ended March 31, 2009. This increase is due a 22.8% drop in rental equipment revenue in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
     Cost of merchandise sales decreased $2.3 million, or 18.9%, from $12.3 million for the three months ended March 31, 2008 to $10.0 million for the three months ended March 31, 2009, which corresponds with the decrease in merchandise sales revenue. Gross margin for merchandise sales decreased from 32.8% for the three months ended March 31, 2008 to 28.1% for the three months ended March 31, 2009, due to a modest increase in the provision for inventory shrinkage as well as freight costs.
     Cost of used rental equipment sales increased $23.3 million, or 103.9%, from $22.5 million for the three months ended March 31, 2008 to $45.8 million for the three months ended March 31, 2009. The increase is due in part to the 58.9% increase in sales of used rental equipment for the three months ended March 31, 2009 discussed previously. Gross margin for the sale of used rental equipment decreased from 28.5% for the three months ended March 31, 2008 to 8.2% for the three months ended March 31, 2009. An increase in the market supply of used equipment available for sale combined with an increase in the use of low margin auction channels contributed to the lower margin.
     Selling, general and administrative expenses increased $0.2 million, or 0.5%, from $39.3 million for the three months ended March 31, 2008 to $39.5 million for the three months ended March 31, 2009. Selling, general and administrative expenses increased as a percentage of total revenues from 9.3% for the three months ended March 31, 2008 to 11.2% for the three months ended March 31, 2009. The increase as a percentage of revenues is primarily due to a $3.6 million increase in the provision for doubtful accounts as well as certain fixed costs which remained constant despite a decrease in total revenues.
     Depreciation and amortization of non-rental equipment decreased $0.4 million, or 3.4%, from $12.2 million for the three months ended March 31, 2008 to $11.8 million for the three months ended March 31, 2009. The decrease is primarily due to non-rental asset dispositions resulting from location closures occurring during the six months ended December 31, 2008 and the three months ended March 31, 2009.
     Other operating gains, net were $0.6 million for the three months ended March 31, 2008 as compared to other operating losses, net of $0.1 million for the three months ended March 31, 2009. The $0.7 million change in the 2009 versus 2008 first quarter was primarily attributable to leasehold improvement write-offs associated with location closures.
     Interest expense, net decreased $15.2 million, or 27.4%, from $55.4 million for the three months ended March 31, 2008 to $40.2 million for the three months ended March 31, 2009, primarily due to lower debt levels and interest rates.

     The benefit for income taxes was $7.7 million for the three months ended March 31, 2009 as compared to a provision for income taxes of $14.3 million for the three months ended March 31, 2008. The benefit for income taxes was due to a pre-tax net loss for the three months ended March 31, 2009 while the provision for income taxes was due to pre-tax net income for the three months ended March 31, 2008. The effective tax rate was 36.2% and 39.0% during the three months ended March 31, 2009 and March 31, 2008, respectively. The decrease in the effective tax rate for the three months ended March 31, 2009 is due primarily to the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income.

     Liquidity and Capital Resources
Cash Flows and Liquidity
     Our primary source of capital is from cash generated by our rental operations, which includes cash received from the sale of used rental equipment, and secondarily from borrowings available under the revolving portion of our Senior ABL Facilities. Our business is highly capital intensive, requiring significant investments in order to expand our rental fleet during periods of growth and smaller investments required to maintain and replace our rental fleet during times of weakening rental demand.
     Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our Senior ABL Revolver. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and age of our fleet we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the three months ended March 31, 2008 and 2009:

	Three Months Ended
	March 31,
	2009	2008
	(in 000s)
Net cash provided by operating activities	$66,130	$10,548
Net cash provided by (used in) investing activities	45,664	(52,304)
Net cash (used in) provided by financing activities	(113,904)	32,786
Effect of foreign exchange rates on cash	(25)	(84)

Net decrease in cash and cash equivalents	$(2,135)	$(9,054)

     As of March 31, 2009, we had cash and cash equivalents of $11.5 million, a decrease of $2.1 million from December 31, 2008. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our senior ABL revolving credit facility.
     Operating activities — Net cash provided by operating activities during the three months ended March 31, 2009 consisted of non-cash items of $75.3 million and a decrease in operating assets (net of operating liabilities) of $4.3 million offset by a net loss of $13.5 million. The most significant change in operating assets and liabilities was a reduction in accounts receivable resulting in a cash inflow of $66.8 million offset by the settlement of accounts payable resulting in a cash outflow of $60.3 million.
     Investing activities — Net cash provided by investing activities during the three months ended March 31, 2009 consisted primarily of proceeds received from the sale of rental and non-rental equipment of $53.4 million. The Company also received $2.0 million of insurance proceeds from rental equipment and property claims. Capital expenditures of $9.7 million include purchases of rental and non-rental equipment.
     The increase in net cash provided by investing activities during the three months ended March 31, 2009 as compared to the same prior year period is primarily attributable to an increase in proceeds from the sale of used rental equipment and a decrease in capital expenditures for rental equipment. The increase in proceeds in the first quarter of 2009 was due to our continued efforts to accelerate sales of used rental equipment in response to a drop in rental demand that was greater than the normal seasonal decline. The quality, age and condition of our fleet reduced our need to replace existing rental equipment during the period. The deceleration in the growth of rental revenue also reduced our need to purchase growth rental equipment. We intend to continue a reduction in our capital expenditures during the second quarter of 2009 as compared to the second quarter of 2008.
     Financing activities — Net cash used in financing activities during the three months ended March 31, 2009 consisted primarily of payments on our senior ABL revolver of $133.0 million offset by proceeds from borrowings on our senior ABL revolver of $30.8 million. In addition, we also repaid $10.6 million on our other debt obligations during the three months ended March 31, 2009.
Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of March 31, 2009, we had $2.5 billion of indebtedness outstanding, consisting primarily of $822.8 million under the Senior ABL Facilities, $899.3 million under the Senior Term Facility and $620.0 million of Senior Notes.
     As of March 31, 2009, we had an outstanding balance of $579.0 million on the revolving portion of our Senior ABL Facilities leaving $434.4 million available for future borrowings. The available borrowings of $434.4 million are net of outstanding letters of credit and the net fair value liability for our interest rate swap agreements before the adjustment for credit-risk. During the three months ended March 31, 2009, we borrowed $30.8 million under the revolving portion of the Senior ABL Facilities and repaid $133.0 million. In addition, we repaid $0.6 million of the outstanding balance on the term loan portion of the Senior ABL Facility. The outstanding balance of the term loan portion of the Senior ABL Facility was $243.8 million at March 31, 2009.
     The Senior ABL Facilities contain a number of covenants that, among other things, limit or restrict the ability of the Company to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness (including the Notes); engage in certain transactions with affiliates; make other investments; change the nature of its business; incur liens; and, with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. In addition, under the Senior ABL Facilities, upon excess availability falling below certain levels, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of any test period during any period set forth in the following table:

Consolidated
Fiscal Quarter Ending	Leverage Ratio
March 31, 2009	4.50:1.00
June 30, 2009	4.50:1.00
September 30, 2009	4.50:1.00
December 31, 2009	4.50:1.00
March 31, 2010 and at all times thereafter	4.25:1.00
     Excess availability did not fall below the specified levels and we were not required to comply with the specified financial ratios and tests as of March 31, 2009. However, if the coverage ratio and leveraged ratio tests had been triggered by a reduction in excess availability under the Senior ABL Facilities as of March 31, 2009, we would have been in compliance with such financial ratios and tests. As of March 31, 2009, our fixed charge coverage ratio was 2.82 to 1.00 and the leverage ratio was 3.41 to 1.00, as calculated in accordance with the Agreement.
     Substantially all of our rental equipment and all our other assets are subject to liens under our Senior ABL Facilities and our Senior Term Facility and none of such assets are available to satisfy the general claims of our creditors.
Outlook
     We believe that cash generated from operations, together with amounts available under the Senior ABL Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next twelve months and the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part II, Item 1A of this Quarterly Report.
     In connection with the reduction of capital expenditures noted previously, we expect to generate positive cash flow from operations, net of capital expenditures, for the year ending December 31, 2009. From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Our debt agreements limit our capacity to repurchase common stock or debt securities to $50.0 million in 2009.
Adjusted EBITDA
     As a supplement to the financial statements in this Quarterly Report, which are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we also present adjusted EBITDA. Adjusted EBITDA is generally consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including share-based compensation and other expense (income), net. We present adjusted EBITDA because we believe the calculation is useful to investors in evaluating our ability to service debt and our financial performance. However, adjusted EBITDA is not a recognized measure under GAAP, and when analyzing our performance, investors should use adjusted EBITDA in addition to, and not as an alternative to, net (loss) income or net cash provided by operating activities as defined under GAAP. In addition, all companies do not calculate adjusted EBITDA in the same manner and therefore our presentation may not be comparable to those presented by other companies. The table below provides a reconciliation between net (loss) income, as determined in accordance with GAAP, and adjusted EBITDA:

	Three Months Ended
	March 31,
	2009	2008
	(in 000s)
Net (loss) income	$(13,504)	$22,345

Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	87,045	90,408
Interest expense, net	40,210	55,361
(Benefit) provision for income taxes	(7,673)	14,275

EBITDA	$106,078	$182,389

Adjustments:
Share-based compensation	1,132	888
Other expense (income), net	303	(627)

Adjusted EBITDA	$107,513	$182,650

Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. We have made no significant changes to our critical accounting policies and estimates since December 31, 2008.
 Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS No. 161, effective January 1, 2009. As a result of this adoption, we expanded our disclosures over derivative instruments. See Note 5 to the unaudited condensed consolidated financial statements for our expanded disclosures on our derivative instruments.
     Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are potentially exposed to market risk associated with changes in interest rates and foreign currency exchange rates.
 Interest Rate Risk
     We have a significant amount of debt under the Senior ABL Facilities and Senior Term Facility with variable rates of interest based generally on adjusted LIBOR, or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Facilities, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio, as of March 31, 2009, our net interest expense for the three months ended March 31, 2009 would have increased by an estimated $2.4 million. Excluding the effect of our hedge agreements, for the same period interest expense would have increased $4.7 million assuming a hypothetical increase of 1%.
     We entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge the benchmark portion of interest associated with a portion of the Senior Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 3.5% for the LIBOR option at March 31, 2009. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five year period with a weighted average fixed interest rate of 4.66% and $200.0 million is for a three year period with a weighted average fixed interest rate of 4.57%. The swaps became effective on October 5, 2007 and are settled on a quarterly basis.
     We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. This agreement is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 1.5% for the LIBOR option at March 31, 2009. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis. Including the $700.0 million of the Senior Term Facility and the $250.0 million of the Senior ABL Revolving Credit Facility that were hedged as of March 31, 2009, 64% of our $2.5 billion of debt at March 31, 2009 has fixed rate interest.
   Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the three months ended March 31, 2009 and March 31, 2008, 4.9% and 5.6%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the three months ended March 31, 2009, relative to our operations as a whole, a 10% increase in this exchange rate would have decreased net loss by less than $0.1 million for the three month period ended March 31, 2009.
Item 4. Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
   Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” in our 2008 Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in the 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     There have been no material changes in the risk factors previously disclosed in “Risk Factors” in our 2008 Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits
Exhibits and Financial Statement Schedules

Exhibit
Number	Description

10.1	Form of First Amendment to the Amended and Restated Executive Employment and Noncompetition Agreement — President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to RSC Holdings Inc.’s Report on Form 8-K filed on March 5, 2009)

10.2	Form of First Amendment to the Executive Employment and Noncompetition Agreement — Senior Vice President (incorporated by reference to Exhibit 10.2 to RSC Holdings Inc’s Report on Form 8-K filed on March 5, 2009)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC Holdings III, LLC
RSC Equipment Rental, Inc.

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	President and Director (Principal Executive Officer)	May 7, 2009

/s/ David Mathieson David Mathieson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 7, 2009

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of First Amendment to the Amended and Restated Executive Employment and Noncompetition Agreement — President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to RSC Holdings Inc.’s Report on Form 8-K filed on March 5, 2009)

10.2	Form of First Amendment to the Executive Employment and Noncompetition Agreement — Senior Vice President (incorporated by reference to Exhibit 10.2 to RSC Holdings Inc’s Report on Form 8-K filed on March 5, 2009)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.