Form 10-K/A
period 2008-12-31
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2009-06-24
CIK 1406578, 1406579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.	333-144625-01
333-144625
RSC Holdings III, LLC
(Exact name of registrant as specified in its charter)
RSC Equipment Rental, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-2218971
Arizona	86-0933835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6929 E. Greenway Pkwy
Scottsdale, Arizona	85254
(Address of principal executive offices)	(zip code)
Registrant’s telephone number, including area code:
(480) 905-3300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
The Registrants meet the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format as permitted.
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
No voting or non-voting equity securities of the Registrants were held by non-affiliates of the Registrants as of June 29, 2008, or as of June 24, 2009. As of June 24, 2009, all of the common stock of the Registrants is owned by its ultimate parent company, RSC Holdings Inc.
Documents Incorporated by Reference: None.
Explanatory Note
This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2009 (together, our “Annual Report”) and is filed solely to furnish “Management’s Report on Internal Control over Financial Reporting” pursuant to Part II, Item 9A(T) of Form 10-K.

Item 9A(T). Controls and Procedures	1

Exhibit 31.1
Exhibit 31.2

 i

Item 9A(T). Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on June 24, 2009.

RSC Holdings III, LLC RSC Equipment Rental, Inc.
By:	/s/ Erik Olsson
	Name:	Erik Olsson
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	Chief Executive Officer, President and Director* (Principal Executive Officer)	June 24, 2009
/s/ David Mathieson David Mathieson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	June 24, 2009
+ Denis Nayden	Chairman of the Board, Director*	June 24, 2009
+ Timothy Collins	Director*	June 24, 2009
+ Edward Dardani	Director*	June 24, 2009
+ Douglas Kaden	Director*	June 24, 2009
+ Pierre Leroy	Director*	June 24, 2009
+ Christopher Minnetian	Director*	June 24, 2009
+ John R. Monsky	Director*	June 24, 2009
+ James Ozanne	Director*	June 24, 2009
+ Donald C. Roof	Director*	June 24, 2009
+ Scott Spielvogel	Director*	June 24, 2009
+ Donald Wagner	Director*	June 24, 2009
+ By /s/ Erik Olsson Erik Olsson Attorney-in-Fact		June 24, 2009

*
Member of the Board of Directors of RSC Holdings Inc. and RSC Equipment Rental, Inc. RSC Holdings III, LLC is an indirect, wholly-owned subsidiary of RSC Holdings Inc. and the board functions of RSC Holdings III, LLC are performed by RSC Holdings Inc.

2

RSC HOLDINGS III, LLC
RSC EQUIPMENT RENTAL, INC.
ANNUAL REPORT ON 10-K/A
AMENDMENT No. 1
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

*	Filed Herewith

3