Form 10-K
period 2009-12-31
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2010-02-16
CIK 1406578, 1406579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐     NO ☑
No voting or non-voting equity securities of the registrants were held by non-affiliates of the registrants as of June 30, 2009, or as of February 12, 2010. As of February 12, 2010, all of the common stock of the registrant is owned by its ultimate parent company, RSC Holdings Inc.
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
Cautionary Statement for Forward-Looking Information
     All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “plan”, “seek”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology.
     Forward-looking statements include the statements in this Annual Report on Form 10-K regarding, among other things: management forecasts; efficiencies; cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; our business strategy; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; and refinancing of existing debt.
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and are disclosed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:
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
Our Company
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 457 rental locations across 10 regions in 40 U.S. states and 3 Canadian provinces and service customers in the industrial or non-construction, and non-residential construction markets. For 2009, we generated 83.6% of our revenues from equipment rentals, and we derived the remaining 16.4% of our revenues from sales of used equipment and the sale of merchandise in our locations. We believe our focus on high margin rental revenues, active fleet management and superior customer service has enabled us to achieve attractive returns on capital employed over a business cycle.
     We rent a broad selection of equipment, primarily to industrial or non-construction related companies, and non-residential construction companies, ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. As of December 31, 2009, our rental fleet had an original equipment fleet cost of approximately $2.3 billion covering over 900 categories of equipment. We strive to differentiate our offerings through superior levels of equipment availability, reliability and service. The strength of our fleet lies in its condition. We actively manage the condition of our fleet in order to provide customers with well maintained and reliable equipment. We believe our fleet is the best maintained among our key competitors, with 99% of our fleet current with its manufacturer’s recommended preventive maintenance at December 31, 2009. Our disciplined fleet management process supports us in maintaining rental rate discipline and optimizing fleet utilization and capital expenditures. We employ a high degree of equipment sharing and mobility within regions to increase equipment utilization and adjust the fleet size in response to changes in customer demand. Integral to our equipment rental operations is the sale of used equipment and in addition, we sell merchandise complementary to our rental activities.
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
     As part of the Recapitalization, we offered $620.0 million aggregate principal amount of 9 1/2% senior unsecured notes due 2014 (the “2014 Notes”). As of the closing of the Recapitalization, on November 27, 2006, we borrowed $1,124.0 million under a new senior secured asset-based loan facilities (the “Senior ABL Facilities”) and $1,130.0 million under a new senior second-lien term loan facility (the “Second Lien Term Facility”, together with the Senior ABL Facilities, the “Senior Credit Facilities”). The Senior ABL Facilities consisted of a $1,450.0 million revolving credit facility (the “Senior ABL Revolving Facility”) and a term loan facility in the initial amount of $250.0 million (the “Senior ABL Term Loan”). We repaid the Senior ABL Term Loan in full in July 2009. As of December 31, 2009 the balance on the Senior Credit Facilities is $880.6 million.
     RSC Holdings repurchased a portion of its issued and outstanding common stock from Atlas for (i) a purchase price of $3,345.0 million (the “Purchase Price”), as adjusted pursuant to the terms of the Recapitalization Agreement and (ii) the obligation of RSC Holdings to issue up to $400.0 million aggregate principal amount of contingent earn-out notes, based on Adjusted EBITDA thresholds. Because RSC Holdings did not meet the Adjusted EBITDA thresholds, contingent notes will not be issued.
     The Sponsors made a $500.0 million cash equity investment in RSC Holdings, less a partial return of equity to the Sponsors of $40.0 million, in exchange for a portion of the issued and outstanding common stock of RSC Holdings. Immediately after the Recapitalization, Ripplewood and Oak Hill each owned 42.735% of RSC Holdings’ issued and outstanding capital stock and ACF owned 14.53% of RSC Holdings’ issued and outstanding capital stock. In May 2007, RSC Holdings completed an initial public offering of its common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and 8,333,333 were shares offered by its stockholders. On August 24, 2009, Ripplewood distributed approximately 26.6 million shares of common stock of RSC Holdings to Ripplewood’s indirect limited partners, while Ripplewood retained approximately 8.2 million shares.
     As of December 31, 2009 Oak Hill, Ripplewood and ACF own 33.6%, 7.9% and 10.5%, respectively of RSC Holdings’ issued and outstanding common stock.
Business Strategy
     Drive profitable volume growth. Through our high quality fleet, large scale and national footprint and superior customer service, we intend to take advantage of the long-term opportunities for profitable growth primarily within the North American equipment rental market by:
•	continuing to drive the profitability of existing locations and pursuing same store growth;

•	investing in and maintaining our high quality fleet to meet local customer demands;

•	leveraging our reputation for superior customer service to increase our customer base;

•	increasing our market penetration by opening new locations in targeted markets to leverage existing infrastructure and customer relationships;

•	increasing our presence in complementary rental and service offerings to increase same store revenues, margins and return on investment;

•	aligning incentives for local management teams with our strategy; and

•	pursuing selected acquisitions in attractive markets, subject to economic conditions.
     Prioritize profit margins, free cash flow generation and return on capital. We intend to manage our operations by continuing to:
•	focus on the higher margin rental business;

•	actively manage the quality, reliability and availability of our fleet and offer superior customer service to support our premium pricing strategy;

•	evaluate each new investment in fleet based on local demand and expected returns;

•	deploy and allocate fleet among our operating regions based on pre-specified return thresholds;

•	use our size and market presence to achieve economies of scale in capital investment;

•	actively sell under-utilized fleet to balance supply with demand, thereby right-sizing the fleet;

•	close locations with unfavorable long-term prospects; and

•	focus on industrial or non-construction growth by actively investing in people, branch locations and service offerings.
     Further enhance our industry leading customer service. We believe that our position as a leading provider of rental equipment is driven in large part by our superior customer service. Continuing to provide superior customer service and maintaining our reputation for such service will provide us an opportunity to further expand our customer base and increase our share of the fragmented North American equipment rental market.
Business
     Our business is focused on equipment rental, including sales of used rental equipment and the sale of merchandise that is related to the use of our rental equipment.
     We offer for rent over 900 categories of equipment on a daily, weekly or monthly basis. The type of equipment that we offer ranges from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools.
     We routinely sell used rental equipment and invest in new equipment to manage the size and composition of our fleet and to adjust to changes in demand for specific rental products. We realize what we believe to be attractive sales prices for our used equipment due to our rigorous preventive maintenance program. We sell used rental equipment primarily through our existing location network and, to a lesser extent through other means, including equipment auctions and brokers. As a convenience for our customers, we offer for sale a broad selection of contractor supplies, including safety equipment such as hard hats and goggles, consumables such as blades and gloves, tools such as ladders and shovels and certain other ancillary products. We also sell a small amount of new equipment.
Operations
     We currently operate in two geographic divisions, overseeing a total of 10 operating regions. Each division is overseen by a divisional senior vice president and each region is headed by a regional vice president. Decisions regarding the acquisition and deployment of fleet are made by the executive management team, which includes the divisional senior vice presidents.
     Our operating regions typically have 6 to 7 districts headed by a district manager overseeing 6 to 7 rental locations and each location is managed by a location manager. As of December 31, 2009 our Canadian region, which is part of the Northern Division, has 4 districts and 19 rental locations. In 2009, 2008 and 2007, 5.2%, 5.5% and 4.9%, respectively, of our revenue was derived from Canada. As of December 31, 2009 and 2008, 5.4% and 4.5% of our long-lived assets, and 4.3% and 3.3% of our total assets were located in Canada. See Note 18 to our consolidated financial statements for further business segment and geographic information.
     Operating within guidelines established and overseen by our executive management team, regional and district personnel are able to make decisions based on the needs of their customers. Our executive management team conducts monthly operating reviews of regional performance and also holds formal meetings with representatives of each operating region throughout the year. These meetings encompass operational and financial reviews, leadership development and regional near-term strategy. Regional vice presidents, district managers and location managers are responsible for management and customer service in their respective areas and are directly responsible for the financial performance of their respective region, district and location, and their variable compensation is tied to the profitability of their area.
Customers
     We have long and stable relationships with most of our customers, including the majority of our top 20 accounts. During the year ended December 31, 2009, we serviced approximately 232,000 customers, primarily in the industrial or non-construction, and non-residential construction markets. During 2009, no one customer accounted for more than 2% of our rental revenues, and our top 10 customers combined represented less than 15% of our rental revenues. We do not believe the loss of any one customer would have a material adverse effect on our business.
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
     Customers from the industrial or non-construction, and non-residential construction markets accounted for approximately 97% of our rental revenues for 2009. Non-residential construction customers vary in size from national and regional to local companies and private contractors and typically make use of the entire range of rental equipment and supplies that we offer. Non-residential construction projects vary in terms of length, type of equipment required and location requiring responsive and flexible services.
     Rental services for industrial or non-construction customers can be grouped into the following activities:
•	“run and maintain,” which relates to day to day maintenance;

•	“turnaround,” which relates to major planned general overhaul of operations; and

•	“capital projects,” which relate to smaller expansion or modification work.
     In our experience, industrial or non-construction customers engage in long-term service contracts with trusted suppliers to meet their equipment requirements. In order to capitalize on this trend, we operate rental yards on-site at the facilities of some of our largest industrial or non-construction customers pursuant to three to five year contracts that may be cancelled by either party upon 30 days’ notice. Under these contracts, we typically agree to service all of our customers’ equipment rental needs, including products we do not typically rent. We have also developed a proprietary software application, Total Control®, which provides our industrial or non-construction customers with a single in-house software application that enables them to monitor and manage all their rental equipment. This software can be integrated into the customers’ enterprise resource planning system.
     Residential construction customers are located throughout our operating regions and accounted for approximately 3% of our rental revenues for 2009.
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
Industry Overview
     Based on industry sources, we estimate the U.S. construction equipment rental industry had rental revenues of approximately $25 billion in 2009. This represents a compound annual growth rate of approximately 7% since 1990.
     The industry’s principal end-markets for rental equipment are industrial or non-construction, non-residential construction and residential construction markets. While the construction industry has to date been the principal user of rental equipment, industrial or non-construction companies, utilities and others are increasingly using rental equipment for plant maintenance, turnaround projects and other operations. According to U.S. Department of Commerce data (which is preliminary and has not been adjusted for inflation), the value of non-residential construction put in place in the United States increased approximately 19% in 2007 compared with 2006 and 10% in 2008 compared to 2007, and decreased 5% in 2009 compared to 2008.
     Given the current economic environment, third party economists’ estimate non-residential construction activity will be sharply down for the full year 2010, with the largest drop in the first two quarters of the year. Industrial or non-construction activity is expected to decline as well. We expect 2010 to be a year of transition with demand bottoming in the first half, followed by a modest recovery in the second half.
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
Fleet
     As of December 31, 2009, our rental fleet had an original equipment fleet cost of $2.3 billion covering over 900 categories of equipment, and in 2009, our rental revenues were $1,073.0 million. Rental terms for our equipment vary depending on the customer’s needs, and the average rental term in 2009 was approximately 12 days. We believe that the size of our purchasing program and the relative importance of our business to our suppliers allow us to purchase fleet at favorable prices and on favorable payment terms. We believe that our highly disciplined approach to acquiring, deploying, sharing, maintaining and divesting fleet represents a key competitive advantage. The following table provides a breakdown of our fleet in terms of original equipment fleet cost as of December 31, 2009.
Equipment Rental Fleet Breakdown

As of December 31, 2009	% of Total
Aerial work platform (AWP) booms	32.5
Fork lifts	23.4
Earth moving	13.5
AWP scissors	11.5
Trucks	5.3
Air compressors	3.2
Generators/Light towers	3.1
Compaction	2.0
Other	5.5
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
     Corporate fleet management will accept a new capital investment request only if such investment is deemed to achieve a pre-specified return threshold and if the request cannot be satisfied through internal fleet reallocation. Divestments or fleet transfers are evaluated when the fleet generates returns below the pre-specified threshold. If corporate fleet management cannot identify a need for a piece of equipment in any region, the equipment is targeted for sale. Our rigorous preventive maintenance program enables us to realize attractive sales prices for used rental equipment relative to the underlying environment. We sell used rental equipment through our existing location network and, to a lesser extent through other means, including equipment auctions and brokers.
     We also continuously monitor the profitability of our equipment through our information management systems. Each piece of equipment is tracked and evaluated on a number of performance criteria, including time utilization rate, average billing rate, preventive maintenance, age and, most importantly, return on investment. We utilize this data to help guide the transfer of equipment to locations where the highest utilization rates, highest prices and best returns can be achieved. We have tools to identify optimal pricing strategies for rental equipment at the local level. Pricing decisions are made at a local level to reflect current market conditions. Daily reports, which allow for review of agreements by customer or contract, enable local teams to make real time adjustments to market conditions and monitor developing trends.
     We have also made proprietary improvements to our information management systems, such as integrating our maintenance and reservation management systems, which prioritize equipment repairs based on customer reservations and time in shop. The majority of major repairs are outsourced to enable us to focus on maintenance and parts replacement. We have also implemented a rigorous preventive maintenance program that increases reliability, decreases maintenance costs and improves fleet availability and the ultimate sales price we realize on the sale of used equipment. At December 31, 2009, 99% of our fleet was current on its manufacturer’s recommended preventive maintenance.
     Fleet Procurement. We believe that our size and focus on long-term supplier relationships enable us to purchase equipment directly from manufacturers at favorable prices and on favorable terms. We do not enter into long-term purchase agreements with equipment suppliers because we wish to preserve our ability to respond quickly and beneficially to changes in demand for rental equipment. To ensure security of supply, we do, however, maintain non-binding arrangements with our key suppliers and we communicate frequently with them so that they can plan their production capacity needs. Accordingly, original equipment manufacturers deliver equipment to our facilities based on our current needs in terms of quantity and timing. We have negotiated favorable payment terms with the majority of our equipment suppliers. We believe that our ability to purchase equipment on what we believe are favorable terms represents a key competitive advantage afforded to us by the scale of our operations.
     Over the last several years, we have reduced the number of suppliers from which we purchase rental equipment to two suppliers each for almost all major equipment categories that we offer for rent. We believe that we could readily replace any of our existing suppliers if it were no longer advantageous to purchase equipment from them. Our major equipment suppliers include JLG, Skyjack, Bobcat and John Deere. In 2009, we purchased $46.4 million of new rental equipment compared to $258.7 million and $580.2 million in 2008 and 2007, respectively.
     Fleet Condition. We believe our diverse equipment fleet is the best maintained and most reliable among our key competitors. At December 31, 2009, the average age of our fleet was 40 months and we expect our fleet to continue aging in 2010. Through our fleet management process discussed above under “Fleet Management Process,” we actively manage the condition of our fleet to provide customers with well maintained and reliable equipment and to support our premium pricing strategy.
     Sales and Marketing. We market our products and services through:
•	a branch-based sales force operating out of our network of locations;

•	local and national advertising efforts;

•	our self-service, web-based solution: RSC Online®; and

•	specialized Business Development Managers focusing on industrial or non-construction customers.
     Sales Force. We believe that our sales force is one of the industry’s most productive and highly trained. As of December 31, 2009, we had an inside sales team performing a variety of functions such as handling inbound customer rental requests and servicing customers at each branch and outside sales employees servicing existing customers and soliciting new business on construction or industrial sites. Our sales force uses a proprietary territory management software application to target customers in their specific area, and we develop customized marketing programs for use by our sales force by analyzing each customer group for profitability, buying behavior and product selection. All members of our sales force are required to attend in-house training sessions to develop product and application knowledge, sales techniques and financial acumen. Our sales force is supported by regional sales and marketing managers and corporate marketing and sales departments.
     RSC Online®. We provide our customers with a self-service, web-based solution, RSC Online®. Our customers can reserve equipment online, review reports, use our report writer tool to create customized reports, terminate rental equipment reservations, schedule pick-ups and make electronic payments 24 hours a day, 7 days a week. In addition, we maintain a home page on the Internet (www.rscrental.com) that includes a description of our products and services, our geographic locations and our online catalogue of used rental equipment for sale, as well as live 24/7 “click to chat” support.
Information Systems
     We operate a highly customized rental information management system through which key operational and financial information is made available on a daily basis. Our management team uses this information to monitor current business activities closely, looking at customer trends and proactively managing changes in the marketplace. Our enterprise resource management system is comprised of third-party licensed software and a number of proprietary enhancements covering, among others, financial performance, fleet utilization, service, maintenance and pricing. The system fully integrates all location operations such as rentals, sales, service and cash management, with the corporate activities, including finance, fixed asset and inventory management. All rental transactions are processed real-time through a centralized server and the system can be accessed by employees at the point of sale to determine equipment availability, pricing and other relevant customer specific information. Primary business servers are outsourced including the provision of a disaster recovery system.
     Members of our management can access all of these systems and databases throughout the day at all of our locations or remotely through a secure key to analyze items such as:
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
Intellectual Property
     We have registered the marks RSC and RSC Equipment Rental and certain other trademarks in the United States and Canada. We have not registered all of the trademarks we own and use in the business. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks.
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
     Competition in the equipment rental industry is intense, and is defined by equipment availability, reliability, service and price. Our competitors may seek to compete aggressively on the basis of pricing or fleet availability. To the extent that we choose to match our competitors’ downward pricing, it could have a material adverse impact on our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also have an adverse impact on our results of operations, as we may lose rental volume. In 2009, supply exceeded demand, resulting in downward pressure on rental rates and used equipment prices within the industry.
Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the non-residential construction and industrial or non-construction markets. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     Non-residential construction markets generated approximately 41% of our rental revenues during 2009. In the beginning of 2008, we began to see a weakening of demand in the non-residential construction market which resulted in a decrease in the demand for our rental equipment and downward pressure on our rental rates. These trends accelerated in the fourth quarter of 2008 and continued to worsen throughout 2009 with demand and pricing falling below prior year levels. We expect demand to continue its seasonal sequential decline through the first quarter of 2010.
     Our business with industrial or non-construction customers, which accounted for approximately 56% of our rental revenues during 2009, is less exposed to cyclicality than the non-residential construction market as we tap into those customers’ maintenance, repairs and capital improvement budgets. Demand in the industrial or non-construction market weakened throughout 2009, however, not to the same extent as the non-residential construction market. Demand in the industrial or non-construction market is also expected to be down in the first half of 2010, however, not to the same extent as the non-residential construction market.
     We continue to respond to the economic slowdown by employing a number of financial and operational measures, which include the following:
•	closing under-performing locations and redeploying rental fleet to more profitable locations with higher demand;

•	expanding and diversifying our presence in industrial or non-construction markets, which historically tend to place a heightened emphasis on maintenance during times of economic slowdowns;

•	minimizing capital expenditures;

•	reducing headcount;

•	divesting excess rental fleet, which generates cash and improves fleet utilization;

•	slowing sales of used equipment, allowing our average fleet age to increase, which enables us to retain fleet we will need when the economic situation improves;

•	utilizing excess cash flow resulting from our planned reduction in capital expenditures and the proceeds from the sale of used rental equipment to repay outstanding amounts on our Senior ABL Revolving Facility and our Second Lien Term Facility;

•	evaluating additional opportunities to restructure our debt to extend existing maturities and replace shorter term obligations with longer term obligations; and

•	implementing cost reduction measures throughout our business.
Employees
     As of December 31, 2009, we had 4,153 employees. Employee benefits in effect include group life insurance, medical and dental insurance and a defined contribution benefit plan. Labor contracts covering the terms of employment of approximately 136 of our employees are presently in effect under 16 collective bargaining agreements with local unions relating to 26 separate rental locations in 12 states. We may be unable to negotiate new labor contracts on terms advantageous to us or without labor interruptions. We have had no material work stoppage as a result of labor problems during the last seven years. We believe our labor relations to be good.

Regulatory Matters
Environmental, Health and Safety Matters
     Our operations are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations. These laws regulate releases of petroleum products and other hazardous substances into the environment as well as storage, treatment, transport and disposal of wastes, wastewater, storm water and air quality and the remediation of soil and groundwater contamination. These laws also regulate our ownership and operation of tanks used for the storage of petroleum products and other regulated substances.
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
     We have four facilities that are in various stages of environmental remediation. Our activity primarily relates to investigating and remediating soil and groundwater contamination at these current and former facilities, which contamination may have been caused by historical operations (including operations conducted prior to our involvement at a site) or releases of regulated materials from underground storage tanks or other sources.
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
Transportation, Delivery and Sales Fleet
     We lease vehicles for transportation and delivery of rental equipment and vehicles used by our sales force under capital leases with leases typically ranging from 50 to 96 months. Our delivery fleet includes tractor trailers, delivery trucks and service vehicles. The vehicles used by our sales force are primarily pickup trucks. Capital lease obligations amounted to $84.8 million and $124.1 million at December 31, 2009 and 2008, respectively, and we had approximately 3,400 and 4,100 units leased at December 31, 2009 and 2008, respectively.
Management
     Set forth below are the names, ages and positions of our executive officers as of February 16, 2010.

Name	Age	Position
Erik Olsson	47	President, Chief Executive Officer and Director
Kevin Groman	39	Senior Vice President, General Counsel and Corporate Secretary
Phillip Hobson	43	Senior Vice President, Operations
David Ledlow	51	Senior Vice President, Operations
David Mathieson	55	Senior Vice President and Chief Financial Officer
     Erik Olsson has served as President, Chief Executive Officer and a Director of RSC since 2006. Mr. Olsson joined RSC in 2001 as Chief Financial Officer and in 2005 became RSC’s Chief Operating Officer. During the 13 years prior to 2001, Mr. Olsson held a number of senior financial management positions in various global businesses at Atlas Copco Group in Sweden, Brazil and the United States, including his last assignment as Chief Financial Officer for Milwaukee Electric Tool Corporation in Milwaukee, WI. from 1998 to 2000.
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

     Phillip Hobson has served as Senior Vice President, Operations of RSC, overseeing the Northern Division since June 2009. Prior to this position, Mr. Hobson served as Senior Vice President, Corporate Operations of RSC from February 2007 to June 2009. From 2005 to 2007, Mr. Hobson served as Vice President, Innovation, and as RSC’s Director of Internal Audit from 2004 to 2005. From 2002 to 2004, he served as Director of Financial Planning, and he joined RSC in 1998, as a financial analyst. Prior to joining RSC, Mr. Hobson held various financial management related positions with Sunstate Equipment Co. and the Northwest Division of Pizza Hut.
     David Ledlow has served as Senior Vice President, Operations of RSC since 2006 and currently oversees the Gulf Division. Mr. Ledlow joined Rental Service Corporation, a predecessor to RSC, in 1984 and has occupied positions in outside sales, sales management, regional management, and served as Regional Vice President for the Southeast Region from 1996 to 2000 and Vice President of operations for the Western/Mountain Region from 2001 to 2006. Prior to joining RSC, Mr. Ledlow was Vice President of Sales at Walker Jones Equipment, a company later acquired by Rental Service Corporation, a predecessor to RSC.
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
     The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web-site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
     During 2009, our non-residential construction and industrial or non-construction customers together accounted for approximately 97% of our rental revenues. Weakness in non-residential construction or industrial or non-construction, activity, or a decline in the desirability of renting equipment, may decrease the demand for our equipment or depress the prices we charge for our products and services. In addition, an economic downturn in those regions where we have significant operations could disproportionately harm our financial condition, results of operations and cash flows. We have identified below certain factors which may cause weakness, either temporary or long-term, in the non-residential construction and industrial or non-construction, sectors:
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
     The equipment rental industry is highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national equipment rental companies like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. Some of our principal competitors are less leveraged than we are, have greater financial resources, may be more geographically diversified, may have greater name recognition than we do and may be better able to withstand adverse market conditions within the industry. We generally compete on the basis of, among other things, quality and breadth of service, expertise, reliability, price and the size, mix and relative attractiveness of our rental equipment fleet, which is significantly affected by the level of our capital expenditures. If we are required to reduce or delay capital expenditures for any reason, including due to restrictions contained in the Senior Credit Facilities, or the indentures governing our Notes, the resulting aging of our rental fleet may cause us to lose our competitive advantage and adversely impact our pricing. In addition, our competitors are competing aggressively on the basis of pricing and may continue to drive prices further down. To the extent that we choose to match our competitors’ downward pricing, it could harm our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.
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
     Our business derives a material portion of its revenues from customers in the non-residential construction market and the general slowdown and volatility of the U.S. economy is having an adverse effect on this business. The non-residential construction industry is expected to continue to decline in 2010, as office vacancy rates continue to increase, rental costs decrease, the availability of financing continues to be limited and clarity on the strength of the economy remains uncertain. From time to time, our business that serves the non-residential construction industry has also been adversely affected in various parts of the country by declines in non-residential construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and reduced level of residential construction activity. Continued weakness in the U.S. economy and general uncertainty about current economic conditions will continue to pose a risk to our business as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which would have a continued material negative effect on the demand for our products.
Our reliance on available borrowings under the Senior ABL Revolving Facility and cash from operating activities is necessary to operate our business and subjects us to a number of risks, many of which are beyond our control.
     We rely significantly on available borrowings under the Senior ABL Revolving Facility to operate our business. As of December 31, 2009, we had $561.6 million of available borrowings under the Senior ABL Revolving Facility. The amount of available borrowings under the Senior ABL Revolving Facility is determined by a formula, subject to maximum borrowings, that includes several factors, most significant of which is the orderly liquidation value (“OLV”), of our rental fleet. The OLV of our fleet is calculated by a third party and reflects the average of prices paid for used rental equipment at retail and auction. If our OLV were to decrease significantly, or if our access to such financing were unavailable, reduced, or were to become significantly more expensive for any reason, including, without limitation, due to our inability to meet the coverage ratio or leverage ratio tests in the Senior ABL Revolving Facility, if such compliance was required, or to satisfy any other condition in the facilities or due to an increase in interest rates generally, we may not be able to fund daily operations which may cause material harm to our business, which could affect our ability to operate our business as a going concern.
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
     The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has reduced demand for equipment rental. These macroeconomic developments have had and could continue to have a negative impact on our revenue, profitability, financial condition and liquidity in a number of ways, such as reduced global used equipment demands which in turn could have a negative impact on the OLV for our rental fleet. Additionally, current or potential customers may delay or decrease equipment rentals or may delay paying us or be unable to pay us for prior equipment rentals and services. Also, if the banking system or the financial markets deteriorate further, fail to improve or remain volatile, the funding for and realization of capital projects may continue to decrease, which may continue to impact the demand for our rental equipment and services.
Our expenses could increase and our relationships with our customers could be hurt if there is an adverse change in our relationships with our equipment suppliers or if our suppliers are unable to provide us with products we rely on to generate revenues.
     All of our rental equipment consists of products that we purchase from various suppliers and manufacturers, and over the last several years, we have reduced the number of suppliers from which we purchase rental equipment to two suppliers for almost all major equipment categories that we offer for rent. We rely on these suppliers and manufacturers to provide us with equipment which we then rent to our customers. We have not entered into any long-term equipment supply arrangements with manufacturers. To the extent we are unable to rely on these suppliers and manufacturers, due to an adverse change in our relationships with them, if they fail to continue operating as a going concern, if they significantly raised their costs, if a large amount of our rental equipment is subject to simultaneous recalls that would prevent us from renting such rental equipment for a significant period of time, or such suppliers or manufacturers simply are unable to supply us with equipment or needed replacement parts in a timely manner, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. We may experience delays in receiving equipment from some manufacturers due to factors beyond our control, including raw material shortages, and, to the extent that we experience any such delays, our business could be hurt by the resulting inability to service our customers. In addition, the payment terms we have negotiated with the suppliers that provide us with the majority of our equipment may not be available to us at a later time.
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
     As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, will likely increase. As of December 31, 2009, the average age of our rental equipment fleet was approximately 40 months, up 7 months, from 33 months at December 31, 2008. The increase in 2009 resulted from reductions in capital expenditures toward new rental fleet. The costs of maintenance may materially increase in the future. Any material increase in such costs could have a material adverse affect on our revenues, profitability and financial condition.
Our operational and cost reduction measures may not generate the improvements and efficiencies we expect.
     We have responded to the economic slowdown by employing a number of operational measures. The extent to which these strategies will achieve the desired efficiencies and goals in 2010 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these measures in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate. There may be unforeseen productivity, revenue or other consequences resulting from our strategies that will adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability or margins.
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
     We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. We have performed our annual impairment tests for goodwill during the fourth quarter of 2009 and based on our analyses, there was no goodwill impairment recognized during 2009. If during 2010, market conditions deteriorate further and our outlook deteriorates from the projections we used in the 2009 goodwill impairment test, we may have goodwill impairment during 2010. If such further economic deterioration occurs, we may be required to record charges for goodwill impairments in the future, which could have a material adverse impact on our results of operations and financial condition.
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
     Pursuant to the recapitalization agreement and subject to certain limitations set forth therein, Atlas has agreed to indemnify RSC Holdings and its subsidiaries against and defend us from all losses, including costs and reasonable expenses, resulting from certain claims related to the Recapitalization, our business and our former businesses including, without limitation: claims alleging exposure to silica and asbestos; the transfer of certain businesses owned by RSC Holdings but not acquired in connection with the Recapitalization; certain employee-related matters; any activities, operations or business conducted by RSC Holdings or any of its affiliates other than our business; and certain tax matters. Any failure by Atlas to perform these obligations could harm our business. Please see Item 1. “Business – Organizational Overview” in this Annual Report on Form 10-K for a description of the Recapitalization Agreement and the Recapitalization.
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
Our business relies to some extent on third-party contractors to provide us with various services to assist us with conducting our business, which could adversely affect our business upon the termination or disruption of our third-party contractor relationships.
     Our operations rely on third-party contractors to provide us with timely services to assist us with conducting our business. Any material disruption, termination, or substandard provision of these services could adversely affect our brand, customer relationships, operating results and financial condition. In addition, if a third-party contractor relationship is terminated, we may be adversely affected if we are not able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable. Further, in the event a third-party relationship is terminated and we are unable to enter into a similar relationship, we may not have the internal capabilities to perform such services in a cost-effective manner.

Oak Hill or its affiliates may compete directly against us.
     Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to us as well as to Oak Hill or its affiliates, including through potential acquisitions by Oak Hill or its affiliates of competing businesses. Any competition could intensify if an affiliate or subsidiary of Oak Hill were to enter into or acquire a business similar to our equipment rental operations. Oak Hill and its affiliates may be inclined to direct relevant corporate opportunities to entities which they control individually rather than to us. In addition, our amended and restated certificate of incorporation provides that Oak Hill is under no obligation to communicate or offer any corporate opportunity to us, even if such opportunity might reasonably have been expected to be of interest to us or our subsidiaries.
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
     We have exposure to counterparties with which we execute transactions, including U.S. and foreign commercial banks, insurance companies, investment banks, investment funds and other financial institutions, some of which may be exposed to bankruptcy, liquidity, default or similar risks, especially in connection with recent financial market turmoil. Many of these transactions could expose us to risk in the event of the bankruptcy, receivership, default or similar event involving a counterparty. For example, as of December 31, 2009, we had $561.6 million of available borrowings under the Senior ABL Revolving Facility. If any of the lenders that are parties to the Senior ABL Revolving Facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds. The inability to make future draws on the Senior ABL Revolving Facility could have a material adverse effect on our liquidity which could negatively affect our business, results of operations or ability to maintain the overall quality of our rental fleet.
We are exposed to various possible claims relating to our business and our insurance may not fully protect us against those claims.
     We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our vehicles and our employees, (3) employment-related claims, (4) property damage and pollution related claims and (5) commercial claims. Our insurance policies have deductibles or self-insured retentions of $1.0 million for general liability and

$1.5 million for automobile liability, on a per occurrence basis; $0.5 million per occurrence for workers’ compensation claims; and $0.25 million per occurrence for pollution coverage. Currently, we believe that we have adequate insurance coverage for the protection of our assets and operations.
     However, litigation is inherently unpredictable, and the outcome of some of these claims, proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our operations or could result in excessive verdicts. Additionally, defending against claims, lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters. Our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits. In addition, we may be exposed to uninsured liability at levels in excess of our policy limits.
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
     Our operations are principally affected by various statutes, regulations and laws in the U.S. states and Canadian provinces in which we operate. While we are not engaged in a “regulated” industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, transportation, information security and privacy, labor and employment practices, competition, immigration and other matters. In addition, we may be indirectly exposed to changes in regulations which affect our customers. Changes in U.S. federal, state or local regulations governing our business could increase our costs of doing business. Moreover, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements. We cannot predict whether future developments in law and regulations concerning our businesses will affect our business financial condition and results of operations in a negative manner.
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
     Oak Hill, Ripplewood, ACF and RSC Holdings are parties to an Amended and Restated Stockholders Agreement dated May 29, 2007, as amended further by Amendment No. 1 dated August 24, 2009 (the “Stockholders Agreement”), pursuant to which Oak Hill currently has the right to nominate four members of RSC Holdings’ Board of Directors and Oak Hill, Ripplewood, and ACF together may exercise control over matters requiring stockholder approval and our policy and affairs. As of December 31, 2009, Oak Hill, Ripplewood and ACF collectively owned approximately 52% of the outstanding shares of RSC Holdings’ common stock, which results in RSC Holdings being a closely controlled company under New York Stock Exchange rules and regulations. Due to the Stockholders Agreement, Oak Hill has significant influence over: (1) the election of RSC Holdings’ Board of Directors; (2) the approval or disapproval of any other matters requiring stockholder approval; and (3) the affairs, policy and direction of our business. The interests of RSC Holdings’ existing stockholders may conflict with the interests of other security holders. In addition, actual or possible sales, transfers or distributions of substantial amounts of the common stock of RSC Holdings by Oak Hill, Ripplewood or ACF, or the perception of the forgoing by investors, may cause the trading price of RSC Holdings’ common stock to decline and could adversely affect our ability to obtain financing in the future.

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
     We have a substantial amount of debt. As of December 31, 2009, we had $2,172.1 million of debt outstanding.
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
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit us or our subsidiaries from doing so. As of December 31, 2009, our Senior ABL Revolving Facility provided us commitments for additional aggregate borrowings of approximately $561.6 million subject to, among other things, our maintenance of a sufficient borrowing base under such facility. Both the Senior ABL Revolving Facility and the Second Lien Term Facility permit additional borrowings beyond the committed financing under these facilities under certain circumstances. If new indebtedness is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness.
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
     In addition, under the Senior ABL Revolving Facility, we will become subject to additional reporting requirements upon excess availability falling below $100.0 million. In addition, we will come under close supervision by our lenders and we will then be subject to financial covenants, including covenants that will obligate us to maintain (1) a specified leverage ratio of 4.50 to 1.00 in 2009 and 4.25 to 1.00 thereafter and (2) a specified fixed charge coverage ratio of 1.00 to 1.00 upon excess availability falling below (a) before November 30, 2011 and the Commitment Increase Date, $140.0 million, (b) after the Commitment Increase Date but before November 30, 2011, the greater of $140.0 million and 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Commitment Increase date, and (c) on or after November 30, 2011, 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on such date. Our ability to comply with these covenants in future periods and our available borrowing capacity under the Senior ABL Revolving Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.
     Each of the Notes’ Indentures contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:
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
     Our ability to comply with the covenants and restrictions contained in the Senior Credit Facilities and the Notes’ Indentures may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either the Senior Credit Facilities or such indentures that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to make borrowings under the Senior Credit Facilities and may not be able to repay the amounts due under the Senior Credit Facilities and the Notes. Any of the events described in this paragraph could have a material adverse effect on our financial condition and results of operations and could cause us to become bankrupt or insolvent.
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
     Indebtedness under the Senior Credit Facilities and the 2017 Senior Secured Notes (the “2017 Notes”) are secured by a lien on substantially all our assets, including pledges of substantially all of the assets of RSC Holdings III, LLC, which consist primarily of the capital stock of RSC Equipment Rental, Inc. and, in the case of the Senior Credit Facilities, pledges of substantially all of the assets of RSC Holdings II, LLC, which consist primarily of the capital stock of RSC Holdings III, LLC. The 2014 Notes and the 2019 Senior Unsecured Notes (the “2019 Notes”) are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default were to occur under the Senior Credit Facilities or the 2017 Notes, the senior secured lenders under such facilities or the holders of the 2017 Notes would have a prior right to our assets, to the exclusion of our general creditors, including the holders of our 2014 Notes and 2019 Notes. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our Senior Credit Facilities and the 2017 Notes), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness.
     As of December 31, 2009, substantially all of our consolidated assets, including our equipment rental fleet, had been pledged for the benefit of the lenders under our Senior Credit Facilities and the holders of the 2017 Notes. As a result, the lenders under these facilities and the holders of the 2017 Notes would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors and holders of our unsecured indebtedness may receive less, ratably, than the holders of our secured debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom.

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
     A number of provisions in the certificate of incorporation and by-laws of RSC Holdings may have the effect of delaying, deterring, preventing or rendering more difficult a change in control of RSC Holdings that its stockholders might consider in their best interests. These provisions include:
•	establishment of a classified Board of Directors, with staggered terms;

•	granting to the Board of Directors sole power to set the number of directors and to fill any vacancy on the Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	limitations on the ability of stockholders to remove directors;

•	the ability of the Board of Directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the Board of Directors;

•	prohibition on stockholders from calling special meetings of stockholders;

•	establishment of advance notice requirements for stockholder proposals and nominations for election to the Board of Directors at stockholder meetings; and

•	prohibiting our stockholders from acting by written consent if the Sponsors cease to collectively hold a majority of the outstanding common stock of RSC Holdings.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2009, we operated through an integrated network of 457 rental locations across 40 states in the United States and 3 Canadian provinces. Of these locations, 438 were in the United States and 19 were in Canada. As of December 31, 2008, we operated 464 rental locations. Of these locations, 445 were in the United States and 19 were in Canada. We lease the real estate for all but 3 of our locations. The majority of our leases are for 5 year terms with renewal options.
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

Item 6. Selected Financial Data
     The following table presents selected consolidated financial information and other operational data for our business. You should read the following information in conjunction with Item 7 of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
		($ in thousands, except per share data)
Consolidated statements of operations data:
Revenues:
Equipment rental revenue	$1,073,021	$1,567,254	$1,543,175	$1,368,712	$1,140,329
Sale of merchandise	51,951	72,472	80,649	92,524	102,894
Sale of used rental equipment	158,482	125,443	145,358	191,652	217,534

Total revenues	1,283,454	1,765,169	1,769,182	1,652,888	1,460,757

Cost of revenues:
Cost of equipment rentals, excluding depreciation	548,462	692,613	640,992	591,241	528,071
Depreciation of rental equipment	285,668	317,504	295,248	253,379	212,325
Cost of merchandise sales	36,743	49,370	53,936	61,675	73,321
Cost of used rental equipment sales	148,673	90,500	103,076	145,425	173,276

Total cost of revenues	1,019,546	1,149,987	1,093,252	1,051,720	986,993

Gross profit	263,908	615,182	675,930	601,168	473,764

Operating expenses:
Selling, general and administrative	140,646	168,690	156,688	137,995	122,847
Management fees and recapitalization expenses (1)(2)	—	—	23,000	10,836	—
Depreciation and amortization of non-rental equipment and intangibles	43,984	49,567	46,226	38,783	33,776
Other operating gains, net	(517)	(1,010)	(4,850)	(6,968)	(4,836)

Total operating expenses, net	184,113	217,247	221,064	180,646	151,787

Operating income	79,795	397,935	454,866	420,522	321,977
Interest expense, net	189,689	201,849	243,908	197,085	134,556
(Gain) loss on extinguishment of debt, net (3)	(13,916)	—	9,570	—	—
Other expense (income), net	707	658	(1,126)	(311)	(146)

(Loss) income before (benefit) provision for income taxes	(96,685)	195,428	202,514	223,748	187,567
(Benefit) provision for income taxes (4)	(37,325)	72,939	79,260	86,568	66,488

Net (loss) income	$(59,360)	$122,489	$123,254	$137,180	$121,079

Preferred dividends	—	—	—	(7,997)	(15,995)

Net (loss) income available for common stockholders	$(59,360)	$122,489	$123,254	$129,183	$105,084

Weighted average shares outstanding used in computing net (loss) income per common share:
Basic and diluted	1,000	1,000	1,000	1,000	1,000

Net (loss) income per common share:
Basic and diluted (5)	$(59.36)	$122.49	$123.25	$129.18	$105.08

	Years Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands)
Other financial data:
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	$329,652	$367,071	$341,474	$292,162	$246,101
Capital expenditures:
Rental	$46,386	$258,660	$580,194	$721,258	$691,858
Non-rental	4,952	15,319	20,674	28,592	4,641
Proceeds from sales of used equipment and non-rental equipment	(170,975)	(131,987)	(156,678)	(207,613)	(233,731)

Net capital expenditures	$(119,637)	$141,992	$444,190	$542,237	$462,768

Other operational data (unaudited):
Fleet utilization (6)	57.6%	70.1%	72.8%	72.0%	70.6%
Average fleet age at period end (months)	40	33	26	25	30
Same store rental revenue growth / (decline) (7)	(28.9)%	2.4%	11.1%	18.9%	17.6%
Employees (8)	4,153	5,014	5,486	5,187	4,938
Original equipment fleet cost (in millions) (9)	$2,324	$2,695	$2,670	$2,346	$1,975

Consolidated balance sheet data:
Rental equipment, net	$1,384,999	$1,766,978	$1,929,514	$1,738,670	$1,420,545
Total assets	2,728,266	3,268,542	3,454,369	3,304,976	2,764,431
Debt	2,172,109	2,569,067	2,736,225	3,006,426	2,352,380
Total liabilities	2,704,625	3,225,422	3,498,467	3,739,609	2,978,981
Total stockholders’ equity (deficit)	23,641	43,120	(44,098)	(434,633)	(214,550)

(1)	In conjunction with the Recapitalization, we entered into a monitoring agreement whereby we would pay management fees of $1.5 million per quarter to the Sponsors. The monitoring agreement was terminated in connection with our initial public offering and a $20.0 million termination fee (also included in management fees) was paid.

(2)	The 2006 amount includes recapitalization expenses of approximately $10.3 million for fees and expenses related to the consummation of the Recapitalization that were not otherwise capitalized or applied to stockholders’ equity.

(3)	(Gain) loss on extinguishment of debt, net for the year ended December 31, 2009 consists of a $17.6 million net gain from the repayment of debt outstanding under the Second Lien Term Facility offset by a $3.7 million loss associated with the repayment of our Senior ABL Term Loan. The $17.6 million net gain associated with the repayment of our Second Lien Term Facility includes a $26.9 million gain, which represents the difference between the carrying value of debt repaid under the Second Lien Term Facility and the repurchase price offset by $2.9 million of creditor and third party fees incurred in connection with the repayment and the associated amendments to our Senior ABL Facilities credit agreement and Second Lien Term Facility agreement as well as $6.4 million of unamortized deferred financing costs that were expensed. The $3.7 million loss from the extinguishment of our Senior ABL Term Loan includes $1.4 million of creditor fees incurred to amend the Senior ABL Facilities credit agreement in connection with the repayment of the Senior ABL Term Loan and $2.3 million of unamortized deferred financing costs that were expensed.

Loss on extinguishment of debt for the year ended December 31, 2007 includes a $4.6 million prepayment penalty related to the $230.7 million repayment of Second Lien Term Facility debt and the write-off of $5.0 million of deferred financing costs associated with the repayment. The $9.6 million loss on extinguishment of debt was previously included in interest expense and has been reclassified to conform to the current year presentation.

(4)	Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of businesses. Our income taxes as presented in the consolidated financial statements for the period prior to the Recapitalization are calculated on a separate tax return basis that does not include the results from those other lines of businesses. Under Atlas’ ownership, RSC Holdings managed its tax position and remitted tax payments for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that we would have followed or do follow as a stand-alone company. Tax payments were not made for the Company on a stand-alone basis prior to the Recapitalization.

(5)	For purposes of calculating basic and diluted net income per common share, net income for the years ended December 31, 2006 and 2005 have been adjusted for preferred stock dividends.

(6)	Fleet utilization is defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on original equipment fleet cost) during the relevant period.

The following table shows the calculation of fleet utilization for each period presented.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
			(in millions)
Average aggregate dollar value of all equipment owned (original cost)	$2,484.7	$2,731.2	$2,535.7	$2,197.8	$1,861.1
Average aggregate dollar value of equipment on rent	1,431.5	1,913.9	1,844.9	1,582.8	1,314.7
Fleet utilization	57.6%	70.1%	72.8%	72.0%	70.6%

(7)	Same store rental revenue growth or decline is calculated as the year over year change in rental revenue for locations that are open at the end of the period reported and have been operating under our direction for more than 12 months.

(8)	Employee count is given as of the end of the period indicated and the data reflects the actual headcount as of each period presented.

(9)	Original Equipment Fleet Cost (“OEC”) is defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 457 rental locations across 10 regions in 40 U.S. states and 3 Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations.
     For the years ended December 31, 2009, 2008 and 2007, we generated approximately 83.6%, 88.8% and 87.2% of our revenues from equipment rentals, respectively, and we derived the remaining 16.4%, 11.2% and 12.8% of our revenues from sales of used rental equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, (loss) income before (benefit) provision for income taxes and net (loss) income for the years ended December 31, 2009, 2008 and 2007 (in 000s):

	Years Ended December 31,
	2009	2008	2007
Total revenues	$1,283,454	$1,765,169	$1,769,182
(Loss) income before (benefit) provision for income taxes	(96,685)	195,428	202,514
Net (loss) income	(59,360)	122,489	123,254
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

	Years Ended December 31,
	2009	2008	2007
Adjusted EBITDA (in millions) (a)	$413.7	$768.0	$823.6
Fleet utilization (b)	57.6%	70.1%	72.8%
Average fleet age at period end (months)	40	33	26
Original equipment fleet cost (in millions) (c)	$2,324	$2,695	$2,670

(a)	Defined as consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including gain (loss) on extinguishment of debt, net, share-based compensation, other expense (income), net and management fees. Adjusted EBITDA is not a recognized measure under U.S. Generally Accepted Accounting Principles (“GAAP”). See reconciliation between net (loss) income and Adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost “OEC”) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on OEC) during the relevant period.

(c)	Defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.
     During the year ended December 31, 2009, our Adjusted EBITDA decreased $354.3 million, or 46.1%, from $768.0 million in 2008 to $413.7 million in 2009. The decrease was driven by a decline in equipment rental revenue and a decrease in used equipment sales margins. The decrease in equipment rental revenue was due primarily to a decline in rental volume and to a lesser extent a decline in price. The decrease in margins on used equipment sales was due to an increase in the supply of used equipment relative to demand combined with an increase in our use of low-margin auction channels.
     For the years ended December 31, 2009, and December 31, 2008, our fleet utilization decreased 1,250 basis points and 270 basis points, respectively. These decreases were primarily attributable to lower demand for our rental equipment brought on by a weakening of demand in the non-residential construction market as well as a weakening of demand in the industrial or non-construction markets.
     Average fleet age at December 31, 2009 was 40 months, up 7 months, from 33 months at December 31, 2008. The increase in 2009 resulted from reductions in capital expenditures. During times of weakening demand, we deliberately allow our equipment to age and reduce capital expenditures in order to maximize cash flow.
     Original equipment fleet cost at December 31, 2009 was $2,324 million, down 13.8%, from $2,695 million at December 31, 2008. The decrease in 2009 was due primarily to an increase in the sale of used rental equipment and a reduction in capital expenditures.
     For trends affecting our business and the markets in which we operate see “Business Environment and Outlook,” “Recent Developments” and “Factors Affecting our Results of Operations” each presented below and the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the non-residential construction and industrial or non-construction markets. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     Non-residential construction markets generated approximately 41% of our rental revenues during the year ended December 31, 2009. In the beginning of 2008, we began to see a weakening of demand in the non-residential construction market which resulted in a decrease in the demand for our rental equipment and downward pressure on our rental rates. These trends accelerated in the fourth quarter of 2008 and continued to worsen throughout 2009 with demand and pricing falling below prior year levels. We expect demand to continue its seasonal sequential decline through the first quarter of 2010.
     Our business with industrial or non-construction customers, which accounted for approximately 56% of our rental revenues during the year ended December 31, 2009, is less exposed to cyclicality than the non-residential construction market as we tap into those customers’ maintenance, repairs and capital improvement budgets. Demand in the industrial or non-construction market weakened throughout 2009, however, not to the same extent as the non-residential construction market. Demand in the industrial or non-construction market is also expected to be down in the first half of 2010, however, not to the same extent as the non-residential construction market.
     We continue to respond to the economic slowdown by employing a number of financial and operational measures, which include the following:
•	closing under-performing locations and redeploying rental fleet to more profitable locations with higher demand;

•	expanding and diversifying our presence in industrial or non-construction markets, which historically tend to place a heightened emphasis on maintenance during times of economic slowdowns;

•	minimizing capital expenditures;

•	reducing headcount;

•	divesting excess rental fleet, which generates cash and improves fleet utilization;

•	slowing sales of used equipment, allowing our average fleet age to increase, which enables us to retain fleet we will need when the economic situation improves;

•	utilizing excess cash flow resulting from our planned reduction in capital expenditures and the proceeds from the sale of used rental equipment to repay outstanding amounts on our Senior ABL Revolving Facility and our Second Lien Term Facility;

•	evaluating additional opportunities to restructure our debt to extend existing maturities and replace shorter term obligations with longer term obligations; and

•	implementing cost reduction measures throughout our business.
Recent Developments
Location Closures and Headcount Reduction
     As part of our disciplined approach to managing our operations, we actively identify locations with operating margins that consistently fall below our performance standards. Once identified, we regularly review these locations to determine if operating performance can be improved or if the performance is attributable to economic factors unique to the particular market with long-term prospects that are not favorable. If necessary, locations with unfavorable long-term prospects are closed and the rental fleet is redeployed to more profitable locations with higher demand. During the year ended December 31, 2009, we closed or consolidated 24 locations. We also closed an administrative office during the second quarter of 2009. In connection with these closures, we recorded charges of approximately $10.2 million in the year ended December 31, 2009. These costs consisted of estimates for costs under operating leases that will continue to be incurred without economic benefit to us, lease termination fees, employee termination costs, freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements. Of the $10.2 million recognized in the year ended December 31, 2009, $9.4 million was included within cost of equipment rentals, $0.7 million associated with the write-off of leasehold improvements was included within other operating gains, net and $0.1 million was included in selling, general and administrative expenses in the consolidated statements of operations.
     During the year ended December 31, 2009, we also recognized $3.6 million of other severance costs not directly associated with location closures as the result of company-wide reductions in workforce. Of the $3.6 million of additional severance recognized in the year ended December 31, 2009, $3.0 million was included within cost of equipment rentals and $0.6 million was included within selling, general and administrative expenses in the consolidated statements of operations.
Industrial Presence
     Industrial or non-construction markets provide a less cyclical rental base than construction markets since our rental equipment is used primarily for maintenance and repair programs. As part of our ongoing strategy, in 2009 we undertook a number of initiatives with the intent of expanding the scope and depth of our presence in industrial or non-construction markets. These efforts include the hiring of industrial sales professionals, the expansion of our product offering to meet a wider array of industrial or non-construction customer needs, the transfer of fleet from primarily construction to industrial or non-construction locations and the opening of new locations with a bias towards industrial or non-construction markets. During 2009, we opened 17 new locations that are concentrated primarily in industrial or non-construction markets.
$400 million Senior Secured Notes Offering and Debt Amendments
     On July 1, 2009, we completed a private placement offering (the “July Offering”) of $400.0 million aggregate principal amount of 10% senior secured notes due July 2017 (the “2017 Notes”). The July Offering resulted in net proceeds to the Company of $389.3 million after an original issue discount of $10.7 million. Interest on the 2017 Notes is payable on January 15 and July 15, commencing January 15, 2010. To permit the issuance of the 2017 Notes, we amended our Senior ABL Facilities credit agreement (the “Notes Credit Agreement Amendment”) after obtaining the consent of lenders holding a majority of the outstanding Senior ABL Term Loans and Senior ABL Revolving Facility commitments. Pursuant to the requirements of the Notes Credit Agreement Amendment, we used the proceeds from the July Offering (net of an $8.0 million underwriting fee) to repay the outstanding balance on the Senior ABL Term Loan of $243.1 million and pay down $138.2 million of the outstanding balance on the Senior ABL Revolving Facility. Also pursuant to the Notes Credit Agreement Amendment, the total commitment under our Senior ABL Revolving Facility decreased from $1,450.0 million to $1,293.0 million.

     In July 2009, upon the completion of the July Offering, we executed a second amendment to the Senior ABL Revolving Facility credit agreement to extend the maturity date of a portion of the Senior ABL Revolving Facility and reduce the total commitment (the “Extension Credit Agreement Amendment”). Pursuant to the Extension Credit Agreement Amendment, the total commitment under our Senior ABL Revolving Facility decreased from $1,293.0 million to $1,100.0 million, of which $280.8 million is due November 2011 (the “Non-Extending” portion) with the remaining $819.2 million (the “Extending” portion) due August 2013. The outstanding balance on the Non-Extending and Extending portions of the Senior ABL Revolving Facility were $103.5 million and $297.7 million, respectively, at December 31, 2009.
     Including the $8.0 million underwriting fee noted above, we incurred creditor and third party fees of $23.2 million in connection with the July Offering, the Notes Credit Agreement Amendment and the Extension Credit Agreement Amendment. We capitalized $21.8 million of these fees as deferred financing costs, which were allocated to the 2017 Notes and the Senior ABL Revolving Facility. The capitalized fees associated with the Senior ABL Revolving Facility were further allocated on a pro-rata basis to the Extending and Non-Extending portions and are being amortized to interest expense over the respective term of each. We expensed the remaining fees of $1.4 million, which were directly associated with the repayment of the Senior ABL Term Loan. In connection with the repayment of the Senior ABL Term Loan, we also expensed $2.3 million of unamortized deferred financing costs. The $3.7 million loss incurred on the repayment of the Senior ABL Term Loan is included within (gain) loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.
Second Lien Term Facility Amendment and Repurchase Transactions
     In August 2009, we executed an amendment to the Second Lien Term Facility credit agreement (the “Second Lien Amendment”) to permit us to make voluntary discounted prepayments on the outstanding balance of the Second Lien Term Facility for a one-year period beginning August 21, 2009, the effective date of the Second Lien Amendment. The aggregate principal amount of such term loans so prepaid may not exceed $300.0 million.
     In August, September and October 2009, we made cumulative repurchases of $227.8 million principal of the Second Lien Term Facility for $200.9 million, or approximately 88% of par value, a gain of $26.9 million before fees and expenses. In connection with the Second Lien Amendment and the repurchases, we incurred $2.9 million of creditor and third party fees. We capitalized $0.8 million of these fees, which pertained to the Second Lien Amendment, as deferred financing costs, which are being amortized over the remaining term of the Second Lien Term Facility. The remaining fees of $2.1 million were expensed as incurred. We also expensed $3.5 million of unamortized deferred financing costs as a result of these repurchases. The $21.3 million net gain on these repurchases is included within (gain) loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.
$200 million Senior Unsecured Notes Offering and Debt Amendments
     In November 2009, we executed a third amendment to the Senior ABL Revolving Facility credit agreement to permit us to prepay indebtedness under the Second Lien Term Facility and redeem or repurchase senior unsecured notes, in each case with the proceeds from the issuance of permitted refinancing indebtedness without complying with the payment conditions set forth in the amended Senior ABL Revolving Facility credit agreement (the “Extension Credit Agreement Second Amendment”). In November 2009, we also executed a second amendment to the Second Lien Term Facility credit agreement (the “Second Lien Second Amendment”) in order to permit us to issue unsecured notes without having indebtedness incurred in connection with any such issuances count against the general debt basket or any other debt incurrence requirement under the Second Lien Term Facility credit agreement as long as the proceeds from any such issuance are used within four business days of their receipt to repay indebtedness outstanding under the Second Lien Term Facility (the “Second Lien Second Amendment”). We incurred creditor and third party fees in connection with the Extension Credit Agreement Second Amendment and the Second Lien Second Amendment of $1.2 million. We capitalized $0.4 million of these fees as deferred financing costs, which were allocated to the Senior ABL Revolving Facility and the Second Lien Term Facility. The capitalized fees associated with the Senior ABL Revolving Facility were further allocated on a pro-rata basis to the Extending and Non-Extending portions and are being amortized to interest expense over the respective term of each. We expensed the remaining fees of $0.8 million, which are included within (gain) loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.
     On November 17, 2009, we completed a private placement offering (the “November Offering”) of $200.0 million aggregate principal amount of 10.25% senior unsecured notes due November 2019 (the “2019 Notes”). The November Offering resulted in net proceeds to us of $192.1 million after an original issue discount of $3.1 million and fees and expenses incurred in connection with the November Offering of $4.8 million, all of which were capitalized and are being amortized through November 2019 using the effective interest rate method. Interest on the 2019 Notes is payable on May 15 and November 15, commencing May 15, 2010. We used the proceeds from the November Offering to pay down a portion of the balance of the Second Lien Term Facility. As a result of this prepayment we expensed $2.9 million of unamortized deferred financing costs, which are included within (gain) loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.
Factors Affecting Our Results of Operations
     Our revenues and operating results are driven in large part by activities in the non-residential construction and industrial or non-construction markets. These markets are cyclical with activity levels that tend to increase in line with growth in gross domestic product and decline during times of economic weakness; however, industrial or non-construction markets are historically less exposed to cyclicality than non-residential construction markets. In addition, activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country. This results in changes in demand for our rental equipment. The cyclicality and seasonality of the equipment rental industry result in variable demand and, therefore, our revenues and operating results may fluctuate from period to period.
Initial Public Offering
     In May 2007, RSC Holdings completed an initial public offering of its common stock. The number of common shares offered was 20,833,333. Of these shares, 12,500,000 were new shares offered by RSC Holdings and 8,333,333 were shares offered by the Sponsors and ACF. RSC Holdings did not receive any of the proceeds from the sale of the shares by the Sponsors and ACF. The common stock was offered at a price of $22.00 per share. The net proceeds from the offering, after deducting underwriting discounts and offering expenses, was approximately $255.1 million. RSC Holdings contributed the net proceeds from the offering to us and we used the contribution to repay $230.7 million of the Second Lien Term Facility, an associated prepayment penalty of $4.6 million, and a termination fee of $20.0 million to the Sponsors related to the termination of the monitoring agreement.

Results of Operations
Revenues:
•	Equipment rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup, fuel and damage waivers.

•	Sale of merchandise revenues represent sales of contractor supplies, consumables and ancillary products and, to a lesser extent, new equipment.

•	Sale of used rental equipment represents revenues derived from the sale of rental equipment that has previously been included in our rental fleet.
Cost of revenues:
•	Cost of equipment rentals, excluding depreciation, consists primarily of wages and benefits for employees involved in the delivery and maintenance of rental equipment, rental location facility costs and rental equipment repair and maintenance expenses.

•	Depreciation of rental equipment consists of straight-line depreciation of equipment included in our rental fleet.

•	Cost of merchandise sales represents the costs of acquiring those items.

•	Cost of used rental equipment sales represents the net book value of rental equipment at the date of sale.
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
     For trends affecting our business and the markets in which we operate see “Factors Affecting Our Results of Operations” above and also “Risk Factors — Related to Our Business” in Part I, Item 1A of this Annual Report on Form 10-K.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Years Ended		Years Ended
	December 31,		December 31,		Increase (decrease)
	2009	2008	2009	2008	2009 versus 2008
Revenues:
Equipment rental revenue	$1,073,021	$1,567,254	83.6%	88.8%	$(494,233)	(31.5)%
Sale of merchandise	51,951	72,472	4.0	4.1	(20,521)	(28.3)
Sale of used rental equipment	158,482	125,443	12.4	7.1	33,039	26.3

Total revenues	1,283,454	1,765,169	100.0	100.0	(481,715)	(27.3)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	548,462	692,613	42.7	39.2	(144,151)	(20.8)
Depreciation of rental equipment	285,668	317,504	22.3	18.0	(31,836)	(10.0)
Cost of merchandise sales	36,743	49,370	2.9	2.8	(12,627)	(25.6)
Cost of used rental equipment sales	148,673	90,500	11.6	5.1	58,173	64.3

Total cost of revenues	1,019,546	1,149,987	79.4	65.1	(130,441)	(11.3)

Gross profit	263,908	615,182	20.6	34.9	(351,274)	(57.1)

Operating expenses
Selling, general and administrative	140,646	168,690	11.0	9.6	(28,044)	(16.6)
Depreciation and amortization of non-rental equipment and intangibles	43,984	49,567	3.4	2.8	(5,583)	(11.3)
Other operating gains, net	(517)	(1,010)	(0.0)	(0.1)	493	(48.8)

Total operating expenses, net	184,113	217,247	14.3	12.3	(33,134)	(15.3)

Operating income	79,795	397,935	6.2	22.5	(318,140)	(79.9)
Interest expense, net	189,689	201,849	14.8	11.4	(12,160)	(6.0)
Gain on extinguishment of debt, net	(13,916)	—	(1.1)	—	(13,916)	n/a
Other expense, net	707	658	0.1	0.0	49	7.4

(Loss) income before (benefit) provision for income taxes	(96,685)	195,428	(7.5)	11.1	(292,113)	n/a
(Benefit) provision for income taxes	(37,325)	72,939	(2.9)	4.1	(110,264)	n/a

Net (loss) income	$(59,360)	$122,489	(4.6)%	6.9%	$(181,849)	n/a

     Total revenues decreased $481.7 million, or 27.3%, from $1,765.2 million for the year ended December 31, 2008 to $1,283.5 million for the year ended December 31, 2009. Equipment rental revenue decreased $494.2 million, or 31.5%, from $1,567.3 million for the year ended December 31, 2008 to $1,073.0 million for the year ended December 31, 2009. The decrease in equipment rental revenue is primarily the result of a $374.3 million, or 23.9%, decrease in rental volume and a $119.9 million, or 7.7%, decrease in rental rates. The decrease in rental volume includes a $4.3 million decrease due to currency rate changes offset by a $5.6 million increase due to the July 2008 acquisition of American Equipment Rentals (“AER”).
     Sale of merchandise revenues decreased $20.5 million, or 28.3%, from $72.5 million for the year ended December 31, 2008 to $52.0 million for the year ended December 31, 2009. The decrease is due primarily to a decline in rental volume and an increase in location closures.
     Revenues from the sale of used rental equipment increased $33.0 million, or 26.3%, from $125.4 million for the year ended December 31, 2008 to $158.5 million for the year ended December 31, 2009. During 2009 we continued our initiative to sell used rental equipment, which began in the fourth quarter of 2008, in response to a drop in rental demand that was greater than the normal seasonal decline.
     Cost of equipment rentals, excluding depreciation, decreased $144.2 million, or 20.8%, from $692.6 million for the year ended December 31, 2008 to $548.5 million for the year ended December 31, 2009, due primarily to cost reductions resulting from actions taken by us in response to a decline in rental volume. The decrease was also attributable to decreases in the average price of fuel, management variable compensation costs and reductions in our workers compensation and general liability reserve accruals due to favorable claims experience. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 44.2% for the year ended December 31, 2008 to 51.1% for the year ended December 31, 2009. The increase is due primarily to a 7.7% decrease in equipment rental rates.
     Depreciation of rental equipment decreased $31.8 million, or 10%, from $317.5 million for the year ended December 31, 2008 to $285.7 million for the year ended December 31, 2009. The decrease is due to a decline in the original equipment fleet cost during the year ended December 31, 2009 as compared with the year ended December 31, 2008. The decline in the original equipment fleet cost is attributable to an increase in used equipment sales that were not replaced by current year capital expenditures. As a percent of equipment rental revenues, depreciation of rental equipment increased from 20.3% in the year ended December 31, 2008 to 26.6% in the year ended December 31, 2009. This increase is due to a 31.5% drop in rental equipment revenue in the year ended December 31, 2009 as compared to the year ended December 31, 2008.
     Cost of merchandise sales decreased $12.6 million, or 25.6%, from $49.4 million for the year ended December 31, 2008 to $36.7 million for the year ended December 31, 2009, which corresponds with the decrease in merchandise sales revenue. Gross margin for merchandise sales decreased slightly from 31.9% for the year ended December 31, 2008 to 29.3% for the year ended December 31, 2009.
     Cost of used rental equipment sales increased $58.2 million, or 64.3%, from $90.5 million for the year ended December 31, 2008 to $148.7 million for the year ended December 31, 2009. The increase is due primarily to the 26.3% increase in sales of used rental equipment for the year ended December 31, 2009. Gross margin for the sale of used rental equipment decreased from 27.9% for the year ended December 31, 2008 to 6.2% for the year ended December 31, 2009. An increase in the market supply of used equipment available for sale and lower realized retail prices combined with an increase in our use of low margin auction channels contributed to the lower margin.
     Selling, general and administrative expenses decreased $28.0 million, or 16.6%, from $168.7 million for the year ended December 31, 2008 to $140.6 million for the year ended December 31, 2009. The decrease is due primarily to decreases in sales commissions, professional fees and sales and administrative salaries expense. Selling, general and administrative expenses increased as a percentage of total revenues from 9.6% for the year ended December 31, 2008 to 11.0% for the year ended December 31, 2009. The increase as a percentage of revenues is primarily due to certain fixed costs which remained constant despite a decrease in total revenues.
     Depreciation and amortization of non-rental equipment and intangibles decreased $5.6 million, or 11.3%, from $49.6 million for the year ended December 31, 2008 to $44.0 million for the year ended December 31, 2009. The decrease is primarily due to a reduction in the number of capitalized leased vehicles during the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was also driven by non-rental asset dispositions resulting from location closures occurring during the year ended December 31, 2009.
     Gain (loss) on extinguishment of debt, net was $13.9 million for the year ended December 31, 2009 and consists of the following (in 000s):

	Second Lien Term	Senior ABL
	Facility	Facilities	Total
Net gain from repurchase of debt for less than par value	$26,919	$—	$26,919
Fees incurred to repurchase debt	(807)	—	(807)
Fees incurred to amend credit facilities	(2,057)	(1,448)	(3,505)

	24,055	(1,448)	22,607
Write-off of unamortized deferred financing costs	(6,414)	(2,277)	(8,691)

Gain (loss) on extinguishment of debt, net	$17,641	$(3,725)	$13,916

     Interest expense, net decreased $12.2 million, or 6.0%, from $201.8 million for the year ended December 31, 2008 to $189.7 million for the year ended December 31, 2009, due to lower debt balances offset by $6.7 million of non-cash charges for interest rate swaps that were de-designated in 2009 and are no longer accounted for as cash flow hedges.

     The benefit for income taxes was $37.3 million for the year ended December 31, 2009 as compared to a provision for income taxes of $72.9 million for the year ended December 31, 2008. The benefit for income taxes was due to a pre-tax net loss for the year ended December 31, 2009 while the provision for income taxes was due to pre-tax net income for the year ended December 31, 2008. The effective tax rate for the years ended December 31, 2009 and 2008 was 38.6% and 37.3%, respectively. The effective rate for year ended December 31, 2009 differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes, and a $2.7 million income tax benefit, which resulted from lower than estimated federal, Canadian and certain U.S. state tax rates and their application to our deferred tax liabilities. The rate for the year ended December 31, 2008 was similarly impacted by a $3.2 million income tax benefit relating to the true-up of our deferred tax liabilities from filing our 2007 federal, state and foreign tax returns.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
     The following table sets forth for each of the periods indicated certain of our consolidated statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Years Ended		Years Ended
	December 31,		December 31,		Increase (decrease)
	2008	2007	2008	2007	2008 versus 2007
Revenues:
Equipment rental revenue	$1,567,254	$1,543,175	88.8%	87.2%	$24,079	1.6%
Sale of merchandise	72,472	80,649	4.1	4.6	(8,177)	(10.1)
Sale of used rental equipment	125,443	145,358	7.1	8.2	(19,915)	(13.7)

Total revenues	1,765,169	1,769,182	100.0	100.0	(4,013)	(0.2)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	692,613	640,992	39.2	36.2	51,621	8.1
Depreciation of rental equipment	317,504	295,248	18.0	16.7	22,256	7.5
Cost of merchandise sales	49,370	53,936	2.8	3.0	(4,566)	(8.5)
Cost of used rental equipment sales	90,500	103,076	5.1	5.8	(12,576)	(12.2)

Total cost of revenues	1,149,987	1,093,252	65.1	61.8	56,735	5.2

Gross profit	615,182	675,930	34.9	38.2	(60,748)	(9.0)

Operating expenses
Selling, general and administrative	168,690	156,688	9.6	8.9	12,002	7.7
Management fees	—	23,000	—	1.3	(23,000)	n/a
Depreciation and amortization of non-rental equipment and intangibles	49,567	46,226	2.8	2.6	3,341	7.2
Other operating gains, net	(1,010)	(4,850)	(0.1)	(0.3)	3,840	(79.2)

Total operating expenses, net	217,247	221,064	12.3	12.5	(3,817)	(1.7)

Operating income	397,935	454,866	22.5	25.7	(56,931)	(12.5)
Interest expense, net	201,849	243,908	11.4	13.8	(42,059)	(17.2)
Loss on extinguishment of debt, net	—	9,570	—	0.5	(9,570)	n/a
Other expense (income), net	658	(1,126)	0.0	(0.1)	1,784	n/a

Income before provision for income taxes	195,428	202,514	11.1	11.4	(7,086)	(3.5)
Provision for income taxes	72,939	79,260	4.1	4.5	(6,321)	(8.0)

Net income	$122,489	$123,254	6.9%	7.0%	$(765)	(0.6)

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
     Other operating gains, net were $1.0 million and $4.9 million for the years ended December 31, 2008 and 2007, respectively. The $3.9 million decrease in 2008 versus 2007 was primarily attributable to a reduction in the number of non- rental vehicles sold. During 2008 we continued an initiative that began during 2006 to sell and replace older sales and delivery vehicles. In addition, we recognized $1.3 million of losses in 2008 due to the write-off of leasehold improvements associated with store closures.

     Interest expense, net decreased $42.1 million, or 17.2%, from $243.9 million for the year ended December 31, 2007 to $201.8 million for the year ended December 31, 2008. The decrease is primarily due to lower debt levels and interest rates during 2008.
     Loss on extinguishment of debt, net was $9.6 million for the year ended December 31, 2007 and consists of a $4.6 million prepayment penalty related to the $230.7 million repayment of Second Lien Term Facility debt and the write-off of $5.0 million of deferred financing costs associated with the repayment. The $9.6 million was previously included in interest expense and has been reclassified to conform to the current year presentation.
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
     Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our Senior ABL Revolving Facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and age of our fleet we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(in 000s)
Net cash provided by operating activities	$269,956	$363,439	$509,554
Net cash provided by (used in) investing activities	124,904	(175,230)	(444,190)
Net cash used in financing activities	(405,194)	(184,434)	(101,708)
Effect of foreign exchange rates on cash	1,199	(144)	195

Net (decrease) increase in cash and cash equivalents	$(9,135)	$3,631	$(36,149)

     As of December 31, 2009, we had cash and cash equivalents of $4.5 million, a decrease of $9.1 million from December 31, 2008. As of December 31, 2008, we had cash and cash equivalents of $13.7 million, an increase of $3.6 million from December 31, 2007. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our Senior ABL Revolving Facility.
     Operating activities — Net cash provided by operating activities during the year ended December 31, 2009 consisted of the add-back of non-cash items and other adjustments of $294.6 million and a decrease in operating assets (net of operating liabilities) of $34.7 million offset by a net loss of $59.3 million. The most significant change in operating assets and liabilities was a reduction in accounts receivable resulting in a cash inflow of $99.8 million offset by the settlement of accounts payable resulting in a cash outflow of $63.1 million.
     Investing activities — Net cash provided by investing activities during the year ended December 31, 2009 consisted primarily of proceeds received from the sale of rental and non-rental equipment of $171.0 million. We also received $5.3 million of insurance proceeds from rental equipment and property claims. Capital expenditures of $51.3 million include purchases of rental and non-rental equipment.
     The difference in net cash provided by investing activities during the year ended December 31, 2009 as compared to net cash used in investing activities during the year end December 31, 2008 is primarily attributable to an increase in proceeds from the sale of used rental equipment and a decrease in capital expenditures for rental equipment. The increase in proceeds during the year ended December 31, 2009 was due to our continued efforts to accelerate sales of used rental equipment in response to a drop in rental demand. The quality, age and condition of our fleet reduced our need to replace existing rental equipment during the period. The decline in rental revenue also reduced our need to purchase rental equipment. We expect our fleet to continue aging in 2010.
     Financing activities — Net cash used in financing activities during the year ended December 31, 2009 consists primarily of $280.0 million net payments on our Senior ABL Revolving Facility, $244.4 million of payments to extinguish our Senior ABL Term Loan and $393.0 million of prepayments on our Second Lien Term Facility. We also repaid $40.4 million on our capital lease obligations and paid $32.8 million of deferred and non-deferred financing costs the majority of which relates to the July and November Offerings, the related amendments and the Second Lien Term Facility repurchases. These cash outflows were offset by $389.3 million of proceeds received in connection with the issuance of the 2017 Notes and $196.9 million of proceeds received in connection with the issuance of the 2019 Notes.

     Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of December 31, 2009, we had $2.2 billion of indebtedness outstanding, consisting primarily of $401.2 million under the Senior ABL Revolving Facility, $479.4 million under the Second Lien Term Facility, $620.0 million of 2014 Notes, $400.0 million of 2017 Notes, net of an unamortized original issue discount of $10.3 million and $200.0 million of 2019 Notes, net of an unamortized original issue discount of $3.0 million.
     As of December 31, 2009, we had an outstanding balance of $401.2 million on our Senior ABL Revolving Facility leaving $561.6 million available for future borrowings. The available borrowings of $561.6 million are net of outstanding letters of credit and the net fair value liability for our interest rate swap agreements before the adjustment for credit-risk. During the year ended December 31, 2009, we borrowed $321.2 million under the Senior ABL Revolving Facility and repaid $601.2 million. In addition, we repaid the $244.4 million outstanding balance on the term loan portion of the Senior ABL Facilities. We also repaid or repurchased $393.0 million aggregate principal amount of loans under the Second Lien Term Facility.
     The Senior ABL Revolving Facility and the Second Lien Term Facility contain a number of covenants that, among other things, limit or restrict RSC’s ability to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness; engage in certain transactions with affiliates; make investments; change the nature of its business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. The indentures governing the Notes also contain restrictive covenants that, among other things, limit RSC’s ability to incur additional debt; pay dividends or distributions on our capital stock or repurchase our capital stock; make certain investments; create liens to secure debt; enter into certain transactions with affiliates; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to their parents; merge or consolidate with another company; and transfer and sell assets. In addition, under the Senior ABL Revolving Facility, upon excess availability falling below $100.0 million, we will become subject to more frequent borrowing base reporting requirements and upon the excess availability falling below (a) before the maturity date of the Non-Extending portion of the Senior ABL Revolving Facility (the “Non-Extending Maturity Date”) and the date in any increase in commitments under the Extending portion of the Senior ABL Revolving Facility (the “Commitment Increase Date”), $140.0 million, (b) after the Commitment Increase Date but before the Non-Extending Maturity Date, the greater of $140.0 million and 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Commitment Increase Date and (c) on or after the Non-Extending Maturity Date, 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Non-Extending Maturity Date, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of each quarter of 4.50 to 1.00 in 2009 and 4.25 to 1.00 thereafter.
     Excess availability did not fall below $140.0 million and we were therefore not required to comply with the specified financial ratios and tests as of December 31, 2009. As of December 31, 2009, our fixed charge coverage ratio was 2.08 to 1.00 and the leverage ratio was 5.07 to 1.00, as calculated in accordance with the credit agreement.
     Substantially all of our rental equipment and all our other assets are subject to liens under our Senior ABL Revolving Facility, our Second Lien Term Facility and our 2017 Notes and none of such assets are available to satisfy the general claims of our creditors.
Outlook
     We believe that cash generated from operations, together with amounts available under the Senior ABL Revolving Facility, as amended, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next twelve months and the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Cautionary Statement for Forward-Looking Information” and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
     We expect to generate positive cash flow from operations, net of capital expenditures, for the year ending December 31, 2010. From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Assuming certain payment conditions under the Senior ABL Revolving Facility credit agreement are satisfied, our Second Lien Term Facility limits our capacity to repurchase common stock or make optional payments on unsecured debt securities. This limitation at December 31, 2009 was $116.8 million, when considering a total basket of $150.0 million, net of $33.2 million of usage. We are also limited to $50.0 million in cash dividends in 2010.
Contractual Obligations
     The following table details the contractual cash obligations for debt, operating leases and purchase obligations as of December 31, 2009.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Contractual Obligations
Debt (1)	$2,100.6	$—	$103.5	$1,397.1	$600.0
Capital Leases (1)	84.8	27.3	37.5	17.5	2.5
Interest on Debt and Capital Leases (2)	997.6	188.7	347.4	259.9	201.6
Operating Leases	182.2	51.4	78.9	33.5	18.4
Purchase Obligations (3)	1.1	1.1	—	—	—

Total	$3,366.3	$268.5	$567.3	$1,708.0	$822.5

(1)	Principal payments are reflected when contractually required, and no early paydowns are reflected.

(2)	Estimated interest for debt for all periods presented is calculated using the interest rate available as of December 31, 2009 and includes calculated payments due under our interest rate swap agreements as well as fees for the unused portion of our Senior ABL Revolving Facility. See Note 5 to our consolidated financial statements for additional information.

(3)	As of December 31, 2009, we had outstanding purchase orders with our equipment suppliers. These purchase orders, which were negotiated in the ordinary course of business, total approximately $1.1 million. Generally, these purchase orders can be cancelled by us with 30 days notice and without cancellation penalties.
     As of December 31, 2009, we have $6.7 million of unrecognized tax benefits, including the associated interest and penalties, which are not covered by our indemnification agreement with Atlas. The timing of cash payments, if any, are uncertain and therefore no such payments are reflected in the above table.

Capital Expenditures
     The table below shows rental equipment and property and non-rental equipment capital expenditures and related disposal proceeds received by year for 2009, 2008 and 2007.

	Rental Equipment			Property and Non-Rental Equipment
	Gross Capital	Disposal	Net Capital	Gross Capital	Disposal	Net Capital
	Expenditures	Proceeds	Expenditures	Expenditures	Proceeds	Expenditures
	(in millions)
2009	$46.4	$158.5	$(112.1)	$5.0	$12.5	$(7.5)
2008	258.7	125.4	133.3	15.3	6.5	8.8
2007	580.2	145.4	434.8	20.7	11.3	9.4
Adjusted EBITDA
     As a supplement to the financial statements in this Annual Report on Form 10-K, which are prepared in accordance with GAAP, we also present Adjusted EBITDA. Adjusted EBITDA is generally consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including (gain) loss on extinguishment of debt, net, share-based compensation, other expense (income), net and management fees. We present Adjusted EBITDA because we believe the calculation is useful to investors in evaluating our ability to service debt and our financial performance. However, Adjusted EBITDA is not a recognized measure under GAAP, and when analyzing our performance, investors should use Adjusted EBITDA in addition to, and not as an alternative to, net (loss) income or net cash provided by operating activities as defined under GAAP. In addition, all companies do not calculate Adjusted EBITDA in the same manner and therefore our presentation may not be comparable to those presented by other companies.
     The table below provides a reconciliation between net (loss) income, as determined in accordance with GAAP, and Adjusted EBITDA:

	Years Ended December 31,
	2009	2008	2007
	(in 000s)

Net (loss) income	$(59,360)	$122,489	$123,254
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	329,652	367,071	341,474
Interest expense, net	189,689	201,849	243,908
(Benefit) provision for income taxes	(37,325)	72,939	79,260

EBITDA	$422,656	$764,348	$787,896

Adjustments:
(Gain) loss on extinguishment of debt, net	(13,916)	—	9,570
Share-based compensation	4,224	2,993	4,298
Other expense (income), net	707	658	(1,126)
Management fees	—	—	23,000

Adjusted EBITDA	$413,671	$767,999	$823,638

Free Cash Flow
     As a supplement to the financial statements in this Annual Report on Form 10-K, which are prepared in accordance with GAAP, we also present free cash flow. We define free cash flow as net cash provided by operating activities plus net capital inflows (expenditures). All companies do not calculate free cash flow in the same manner, and our presentation may not be comparable to those presented by other companies. We believe free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital needs. However, free cash flow is a non-GAAP measure in addition to, and not as an alternative to, net income or net cash provided by operating activities as defined under GAAP. Moreover, free cash flow does not represent remaining cash flows available for discretionary expenditures because the measure does not deduct payment required for debt maturities.

     The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP:

	Years Ended December 31,
	2009	2008	2007
	(in 000s)

Net cash provided by operating activities	$269,956	$363,439	$509,554

Purchases of rental equipment	(46,386)	(258,660)	(508,194)
Purchases of property and equipment	(4,952)	(15,319)	(20,674)
Proceeds from sales of rental equipment	158,482	125,443	145,358
Proceeds from sales of property and equipment	12,493	6,544	11,320
Insurance proceeds from rental equipment and property claims	5,267	—	—

Net capital inflows (expenditures)	124,904	(141,992)	(372,190)

Free cash flow	$394,860	$221,447	$137,364

Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.
     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 2 to our consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K.
Rental Equipment
     At December 31, 2009 and 2008, we have rental equipment with a net book value of $1.4 billon and $1.8 billion, representing 50.7% and 54.0% of our total assets, respectively. We exercise judgment with regard to rental equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and salvage value and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets including those resulting from the sale of used rental equipment, whether a long-lived asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized.
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
     The useful lives that we assign to rental equipment represents the estimated number of years that the property and equipment is expected to contribute to the revenue generating process based on our current operating strategy. The range of estimated lives for rental equipment is one to ten years. We believe that the cost of our rental equipment expires evenly over time and we therefore depreciate these assets on a straight-line basis over their useful lives. The salvage value that we assign to rental equipment represents the estimated residual value of assets at the end of their estimated useful life. Except for certain small dollar rental items, the salvage value that we assign to new rental equipment is 10% of cost while the salvage value of refurbished rental equipment is 10% of the asset’s net book value at the time of refurbishment plus the cost to refurbish. During 2009, we purchased $46.4 million of new rental equipment. Had we assigned a salvage value of zero to these assets we would have recognized $0.4 million of additional depreciation expense during 2009. Conversely, had we assigned a salvage value of 20% instead of 10% we would have recognized $0.6 million less depreciation expense during 2009.

Impairment of Long-Lived Assets
     We evaluate our long-lived assets for impairment in accordance with GAAP. For assets to be held and used, we review for impairment whenever events or circumstances indicate that the carrying value of a long-lived asset (or an asset group) may not be recoverable. Recoverability is assessed by comparing the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, the asset is recoverable and no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the long-lived asset. Fair value is generally determined by estimates of discounted cash flows derived from a valuation technique. We recognized no impairment of long-lived assets in the years ended December 31, 2009, 2008 and 2007, respectively.
Reserve for Claims
     Our insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance, up to certain policy limits. We are fully self-insured for medical claims. Our excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $0.5 million and $0.25 million respectively. We establish reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that we will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease the reserves. During the fourth quarter of 2009, we reduced our workers compensation and general liability reserve accruals by $4.3 million and $4.6 million, respectively, with a corresponding reduction to expense. The reductions were due to a decrease in the actuarially determined ultimate loss estimates, which were driven in part by improved claims experience.
Derivative Instruments and Hedging Activities
     Our derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of our derivatives, which are designated as cash flow hedges, are recorded in other comprehensive income (loss) to the extent that the hedges are highly effective. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings in interest expense. Gains and losses on derivative instruments not designated as hedging instruments are recognized in current period earnings, in interest expense. Hedge effectiveness is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of the hedged transaction. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings. Gains and losses on derivative instruments that are de-designated as cash flow hedges and cannot be re-designated under a different hedging relationship are reclassified from accumulated other comprehensive income (loss) to current period earnings in interest expense at the time of the de-designation.
Share-Based Compensation
     We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. Generally, equity instruments granted to our employees vest in equal increments over a four-year service period from the date of grant. The grant date fair value of the award, adjusted for expected forfeitures, is amortized to expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. For the years ending December 31, 2009, 2008 and 2007, we recognized share-based compensation expense of $4.2 million, $3.0 million and $4.3 million, respectively.
     In 2009, we granted 0.8 million stock options with a total fair value of $3.8 million. In 2008, we granted 2.0 million stock options with a total fair value of $7.0 million. The grant date fair value of these options was estimated using a Black-Scholes pricing model, which takes into account the following six factors: (1) the current price of the underlying stock on the date of grant, (2) the exercise price of the option, (3) the expected dividend yield, (4) the expected volatility of the underlying stock over the option’s expected life, (5) the expected term of the option, and (6) the risk-free interest rate during the expected term of the option. Of these factors, we exercise judgment with regard to selecting both the expected volatility of the underlying stock and the expected life of the option. Expected volatility is estimated through a review of our historical stock price volatility and that of our competitors, adjusted for future expectations. The expected term of the options is estimated using expected term data disclosed by comparable companies and through a review of other factors expected to influence behavior such as expected volatility. Additionally, we determined that the expected term should be analyzed using two groupings of options holders for valuation purposes. We also exercise judgment with regard to estimating the number of awards that are expected to vest, which is based on historical experience adjusted for future expectations. For options granted during 2009, we used an average volatility factor of 68% and an average expected term of 5.21 years. The estimated forfeiture rate on options granted during 2009 was 7.5%. Changes in assumptions used can materially affect the fair value estimates. For awards granted in 2009, a 10% increase in volatility would have resulted in a $0.3 million, or 7.1% increase, in fair value. A 10% increase in the expected term assumption would have resulted in a $0.1 million, or 3.1% increase, in fair value. A 10% increase in both the volatility factor and the expected term assumption would have resulted in a $0.4 million, or 11.1% increase, in fair value. Although a change in the expected term would necessitate other changes since the risk-free interest rate and volatility assumptions are specific to the term, we did not attempt to adjust those assumptions for purposes of the above sensitivity analysis.
Business Combinations
     Under GAAP, a business acquisition is recorded by allocating the cost of the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets, including the amount assigned to identifiable intangible assets. The determination of the fair value of assets acquired and liabilities assumed as part of the AER acquisition, which was consummated in July 2008, required us to make certain fair value estimates, primarily related to receivables, inventory, rental equipment and intangible assets. These estimates require significant judgment and include a variety of assumptions in determining the fair value of the assets acquired and liabilities assumed including current replacement cost for similar assets, estimated future cash flows and growth rates. We recorded goodwill of $10.7 million and other identifiable intangible assets of $4.9 million in connection with the AER acquisition. During the year ended December 31, 2009, the Company revised estimates of fair value for certain acquired assets resulting in a net increase to goodwill of $2.1 million. The asset valuations and other post-close adjustments were finalized during the second quarter of 2009. Other identifiable intangible assets, which consist of customer relationships, noncompete covenants and a tradename, were valued at $3.1 million, $1.5 million and $0.3 million, respectively. The values assigned to the other identifiable intangibles are being amortized to expense over their estimated useful lives.
Goodwill
     At December 31, 2009 and 2008, we had goodwill of $936.3 million and $934.2 million, respectively. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if an event occurs or circumstances change that might indicate impairment. We perform our annual goodwill impairment test during the fourth quarter of our calendar year. The goodwill impairment test involves a two-step process. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
     During the fourth quarter of 2009, we evaluated our goodwill for impairment. In doing so, we estimated the fair value of our two reporting units through the application of an income approach valuation technique. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows resulting from the continued use and disposition of the reporting unit. The determination of fair value under the income approach requires significant judgment on our part. Our judgment is required in developing assumptions about revenue growth, changes in working capital, selling, general and administrative expenses, capital expenditures and the selection of an appropriate discount rate.
     The estimated future cash flows and projected capital expenditures used under the income approach are based on our business plans and forecasts, which consider historical results adjusted for future expectations. These cash flows are discounted using a “market participant” weighted average cost of capital, which was estimated as 9.0% for our 2009 fourth quarter impairment review. This market participant rate is considerably higher than our estimated internal weighted average cost of capital. Based on our 2009 fourth quarter goodwill impairment test, the fair values of our reporting units were determined to exceed their respective carrying amounts. As such, it was not necessary for us to perform the second step of the annual impairment test. Had we instead determined the fair values of either or both reporting units were less than their respective carrying amounts, we believe the entire amount of goodwill assigned to either or both reporting units would be impaired under step two of the goodwill impairment test. Based on our analyses, there was no goodwill impairment recognized during the years ended December 31, 2009, 2008 and 2007. If during 2010 market conditions deteriorate and our outlook deteriorates from the projections we used in the 2009 goodwill impairment test, we could have goodwill impairment during 2010. Goodwill impairment would not impact our debt covenants.
Revenue Recognition
     We rent equipment primarily to the non-residential construction and industrial or non-construction markets. We record unbilled revenue for revenues earned in each reporting period, which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.
     We recognize revenue on used equipment and merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectibility is reasonably assured. There are no rights of return or warranties offered on product sales.
Income Taxes
     We are subject to federal income taxes, foreign income taxes and state income taxes in those jurisdictions in which we operate. We exercise judgment with regard to income taxes in the following areas: (1) interpreting whether expenses are deductible in accordance with federal and state tax codes, (2) estimating annual effective federal and state income tax rates and (3) assessing whether deferred tax assets are, more likely than not, expected to be realized. The accuracy of these judgments impacts the amount of income tax expense we recognize each period.
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
     As a matter of law, we are subject to examination by federal, foreign and state taxing authorities. Although we believe that the amounts reflected in our tax returns substantially comply with the applicable federal, foreign and state tax regulations, the Internal Revenue Service (the “IRS”), the Canada Revenue Agency (“CRA”) and the various state taxing authorities can take positions contrary to our position based on their interpretation of the law. A tax position that is challenged by a taxing authority could result in an adjustment to our income tax liabilities and related tax provision.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretative releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates. These changes and the Codification do not change GAAP. We adopted the Codification, effective September 30, 2009.

Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our results of operations, financial position or notes to the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk associated with changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
     Excluding the effect of our hedge agreements, we have a significant amount of debt under the Senior ABL Revolving Facility and the Second Lien Term Facility with variable rates of interest based generally on adjusted London inter-bank offered rate (“LIBOR”), or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Revolving Facility, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio, as of December 31, 2009, our net interest expense for year ended December 31, 2009 would have increased by an estimated $6.4 million. Excluding the effect of our hedge agreements, for the same period interest expense would have increased $15.6 million assuming a hypothetical increase of 1%.
     We entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at December 31, 2009. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66% and $200.0 million is for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps became effective on October 5, 2007 and are settled on a quarterly basis. In connection with an October 2009 partial prepayment of outstanding principal on the Second Lien Term Facility, we reduced the notional amount of one of these interest rate swaps from $100.0 million to $71.5 million. In November 2009, we prepaid an additional $192.1 million of principal on the Second Lien Term Facility thereby reducing the outstanding balance to $479.4 million. As a result of this prepayment, $192.1 million of the notional amounts on our interest rate swaps were de-designated as cash flow hedges as they no longer hedge the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. In order to offset our exposure to the de-designated interest rate swaps, we entered into two additional interest rate swap agreements under which we exchanged a portion of our fixed-rate interest payments for floating-rate interest payments. The November agreements cover a combined notional amount of debt totaling $192.1 million, of which $171.5 million is for a one-year period and $20.6 million is for a three-year period. The swaps became effective October 5, 2009 and are settled on a quarterly basis.
     We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. This agreement is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL Revolving Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin. The borrowing margin on the Extending portion of the outstanding Senior ABL Revolving Facility was 3.5% for the LIBOR option and the borrowing margin on the Non-Extending portion of the outstanding Senior ABL Revolving Facility was 1.75% for the LIBOR option at December 31, 2009. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis. Including the $479.4 million of the Second Lien Term Facility and the $250.0 million of the Senior ABL Revolving Facility that were hedged as of December 31, 2009, 89.1% of our $2,172.1 million of debt at December 31, 2009 had fixed rate interest.
Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the years ended December 31, 2009, 2008 and 2007, 5.2%, 5.5% and 4.9%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the year ended December 31, 2009, relative to our operations as a whole, a 10% increase in this exchange rate would have reduced net loss by approximately $0.5 million for the year ended December 31, 2009.

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
Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report has been included herein.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required concerning our executive officers is contained in Part I, Item 1 of this Annual Report on 10-K under “Business — Management”.
     All other information omitted pursuant to General Instruction I to Form 10-K.
Item 11. Executive Compensation
     Omitted pursuant to General Instruction I to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2009:

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in column
	and rights	warrants and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	5,952,693	$7.73	3,778,256
Equity compensation plans not approved by security holders	—	—	—

Total	5,952,693	$7.73	3,778,256

(1)	Represents the RSC Holdings Inc. Amended and Restated Stock Incentive Plan.

(2)	The weighted-average exercise price does not include outstanding restricted stock units.
     All other information required to be filed under this Item 12 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required to be filed under this Item 13 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2009.

Item 14. Principal Accountant Fees and Services
     Fees for services performed by our independent registered public accounting firm, KPMG LLP, during 2009 and 2008, were:

	2009	2008
Audit fees(1)	$1,562,300	$1,900,000
Audit-related fees(2)	32,500	191,000
Tax fees (3)	40,000	0
All other fees	0	0

Total	$1,634,800	$2,091,000

(1)	Audit fees for 2009 were for services rendered in connection with the audit of the financial statements included in our Annual Report on Form 10-K for 2009 and reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2009. Audit fees for 2009 also included approximately $0.2 million of fees associated with the preparation of comfort letters issued in connection with our 2009 high-yield debt issuances, which consisted of a $400.0 million senior secured notes offering and a $200.0 million senior notes offering. Audit fees for 2008 were for services rendered in connection with the audit of the financial statements included in our Annual Report on Form 10-K for 2008 and reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2008.

(2)	Audit-related fees for 2009 were for services rendered in connection with employee benefit plan audits and a debt covenant compliance review. Audit-related fees for 2008 were for services rendered in connection with employee benefit plan audits, a debt covenant compliance review and non-recurring transactional work.

(3)	Tax fees for 2009 were for services rendered in connection with an analysis of our tax accounting methods.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Consolidated Financial Statements: The consolidated financial statements of RSC Holdings III, LLC are included as Appendix F of this Annual Report on Form 10-K. See Index to Financial Statements on page F-1.

2.	Exhibits: The exhibits which are filed with this Annual Report on Form 10-K or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on February 16, 2010.

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

Signature	Title	Date
/s/ Erik Olsson Erik Olsson	Chief Executive Officer, President and Director* (Principal Executive Officer)	February 16, 2010

/s/ David Mathieson David Mathieson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 16, 2010

/s/ Denis Nayden Denis Nayden	Chairman of the Board, Director*	February 16, 2010

/s/ J. Taylor Crandall J. Taylor Crandall	Director*	February 16, 2010

/s/ Edward Dardani Edward Dardani	Director*	February 16, 2010

/s/ Pierre Leroy Pierre Leroy	Director*	February 16, 2010

/s/ John R. Monsky John R. Monsky	Director*	February 16, 2010

/s/ James Ozanne James Ozanne	Director*	February 16, 2010

/s/ Donald C. Roof Donald C. Roof	Director*	February 16, 2010

*	Member of the Board of Directors of RSC Holdings Inc. and RSC Equipment Rental, Inc. RSC Holdings III, LLC is an indirect, wholly-owned subsidiary of RSC Holdings Inc. and the board functions of RSC Holdings III, LLC are performed by RSC Holdings Inc.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Recapitalization Agreement, dated as of October 6, 2006, by and among Atlas Copco AB, Atlas Copco Finance S.à.r.l., Atlas Copco North America Inc., RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC	S-1	333-140644	2.1	2/13/2007

3.1	Articles of Incorporation of RSC Equipment Rental, Inc.	S-4	333-144615	3.1	7/16/2007

3.2	Articles of Amendment to the Articles of Incorporation of RSC Equipment Rental, Inc.	S-4	333-144615	3.2	7/16/2007

3.3	Amended and Restated By-Laws of RSC Equipment Rental, Inc.	S-4	333-144615	3.3	7/16/2007

3.4	Certificate of Formation of RSC Holdings III, LLC	S-4	333-144615	3.4	7/16/2007

3.5	Amended and Restated Limited Liability Company Agreement of RSC Holdings III, LLC	S-4	333-144615	3.5	7/16/2007

4.1	Indenture, dated as of November 27, 2006, by and among Rental Service Corporation, RSC Holdings III, LLC and Wells Fargo Bank, National Association	S-1	333-140644	4.1	2/13/2007

4.2	Registration Rights Agreement, dated November 27, 2006, by and among Rental Service Corporation, RSC Holdings III, LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and GE Capital Markets, Inc.	S-1	333-140644	4.2	2/13/2007

4.3	U.S. Guarantee and Collateral Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time, Deutsche Bank AG, New York Branch, as collateral agent and administrative agent	S-1	333-140644	4.5	2/13/2007

4.4	Canadian Security Agreement, dated as of November 27, 2006, by and among Rental Service Corporation of Canada Ltd., Deutsche Bank AG, Canada Branch as Canadian collateral agent	S-1	333-140644	4.6	2/13/2007

4.5	Guarantee and Collateral Agreement, dated as of November 27, 2006, by and between RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch as collateral agent and administrative agent	S-1	333-140644	4.7	2/13/2007

4.6	Intercreditor Agreement, dated as of November 27, 2006, by and among RSC Holdings, II, LLC, RSC Holdings III, LLC, Rental Service Corporation, each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch as U.S. collateral agent under the first-lien loan documents and Deutsche Bank AG, New York Branch in its capacity as collateral agent under the second-lien loan documents	S-1	333-140644	4.8	2/13/2007

RSC HOLDINGS III, LLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.7	Amended and Restated Stockholders Agreement	S-4	333-144625	4.7	7/17/2007

4.7.1	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated August 24, 2009	8-K	333-144625	4.7.1	8/24/2009

4.7.2	Amendment No. 2 to Amended and Restated Stockholders Agreement, dated January 21, 2010	8-K	333-144625	4.7.2	1/27/2010

4.8	Indenture, dated as of July 1, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC, Wells Fargo Bank, National Association, as Trustee, and Deutsche Bank AG, New York Branch, as Note Collateral Agent	8-K	333-144625	4.1	7/2/2009

4.9	First Amendment to Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch, as U.S. collateral agent under the First-Lien Loan Documents (as defined therein)	8-K	333-144625	4.2	7/2/2009

4.10	First Lien Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as U.S. collateral agent under the Senior Loan Documents (as defined therein) and as collateral agent under the First Lien Last Out Note Documents (as defined therein	8-K	333-144625	4.3	7/2/2009

4.11	Collateral Agreement, dated as of July 1, 2009, by and between RSC Equipment Rental, Inc., RSC Holdings III, LLC, certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch, as Note Collateral Agent	8-K	333-144625	4.4	7/2/2009

4.12	Indenture, dated as of November 17, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee	8-K	333-144625	4.1	11/17/2009

4.13	Registration Rights Agreement, dated as of November 17, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Deutsche Bank Securities Inc. and the other initial purchasers named therein	8-K	333-144625	4.2	11/17/2009

10.1+	Amended and Restated RSC Holdings Stock Incentive Plan	DEF 14A	001-33485	B	4/18/2008

10.2+	Form of Employee Stock Option Agreements	S-1	333-140644	10.2	2/13/2007

10.3+	Form of Employee Stock Subscription Agreements	S-1	333-140644	10.3	2/13/2007

10.4+	Form of Employment Agreement for executive officers	S-1	333-140644	10.4	2/13/2007

RSC HOLDINGS III, LLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.5	Indemnification Agreement, dated as of November 27, 2006, by and among Atlas Copco North America Inc., Rental Service Corporation, RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP OO RSC, LLC, OHCP II RSC COI, LLC, Ripplewood Holdings L.L.C., Oak Hill Capital Management and Atlas Copco Finance S.à.r.l.	S-1	333-140644	10.5	2/13/2007

10.6	Monitoring Agreement, dated as of November 27, 2006, by and among RSC Holdings Inc., Rental Service Corporation, Ripplewood Holdings L.L.C. and Oak Hill Capital Management, LLC	S-1	333-140644	10.6	2/13/2007

10.7	Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Rental Service Corporation of Canada Ltd., Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, Citicorp North America, Inc., Bank of America, N.A., LaSalle Business Credit, LLC and Wachovia Capital Finance Corporation (Western)	S-1/A	333-140644	10.7	3/27/2007

10.8	Second Lien Term Loan Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Deutsche Bank AG, New York Branch, Citicorp North America, Inc., GE Capital markets, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and General Electric Capital Corporation	S-1/A	333-140644	10.8	3/27/2007

10.9+	RSC Holdings Inc. 2007 Annual Incentive Plan	S-1/A	333-140644	10.9	4/18/2007

10.10+	Form of Indemnification Agreement	S-1/A	333-140644	10.10	5/21/2007

10.11+	Form of Cost Reimbursement Agreement	S-1/A	333-140644	10.11	5/21/2007

10.12+	Form of Director Restricted Stock Unit Agreement	S-1/A	333-140644	10.12	5/21/2007

10.13	Executive Employment and Non-competition Agreement by and between David Mathieson and RSC Holdings Inc. effective January 2, 2008	8-K	333-144625	10.1	12/3/2007

10.14	RSC Non-Qualified Deferred Compensation Savings Plan	10-K	001-33485	10.14	2/25/2009

10.15	Form of First Amendment to the Amended and Restated Executive Employment and Noncompetition Agreement — President and Chief Executive Officer	8-K	333-144625	10.1	3/5/2009

10.16	Form of First Amendment to the Executive Employment and Noncompetition Agreement — Senior Vice President	8-K	333-144625	10.2	3/5/2009

RSC HOLDINGS III, LLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	First Amendment to Credit Agreement, dated as of June 26, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time	8-K	333-144625	10.1	7/2/2009

10.18	Second Amendment to Credit Agreement, dated as of July 30, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time	8-K	333-144625	10.1	7/31/2009

10.19	First Amendment to Second-Lien Term Loan Credit Agreement, dated as of August 21, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the other financial institutions party thereto	8-K	333-144625	10.1	8/24/2009

10.20	First Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. collateral agent and U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto	8-K	333-144625	10.1	11/17/2009

10.21	Second Amendment to Second-Lien Term Loan Credit Agreement, dated as of November 9, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the other financial institutions party thereto	8-K	333-144625	10.2	11/17/2009

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

+	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX (CONTINUED)

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RSC Holdings III, LLC or RSC Equipment Rental, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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
     We have audited the accompanying consolidated balance sheets of RSC Holdings III, LLC and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RSC Holdings III, LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Phoenix, Arizona
February 16, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
RSC Holdings III, LLC:
     We have audited RSC Holdings III, LLC’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RSC Holdings III, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on RSC Holdings III, LLC’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, RSC Holdings III, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RSC Holdings III, LLC and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Phoenix, Arizona
February 16, 2010

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
Assets

Cash and cash equivalents	$4,535	$13,670
Accounts receivable, net	181,975	285,000
Inventory	14,421	19,859
Rental equipment, net	1,384,999	1,766,978
Property and equipment, net	123,197	171,156
Goodwill and other intangibles, net	940,063	938,682
Deferred financing costs	55,539	46,877
Other assets	23,537	26,320

Total assets	$2,728,266	$3,268,542

Liabilities and Stockholders’ Equity

Accounts payable	$46,275	$109,542
Accrued expenses and other liabilities	173,496	200,750
Debt	2,172,109	2,569,067
Deferred income taxes	312,745	346,063

Total liabilities	2,704,625	3,225,422

Commitments and contingencies

Common stock, no par value, (1,000 shares authorized, issued and outstanding at December 31, 2009 and December 31, 2008)	288,761	284,403
Accumulated deficit	(259,315)	(206,485)
Accumulated other comprehensive loss	(5,805)	(34,798)

Total stockholders’ equity	23,641	43,120

Total liabilities and stockholders’ equity	$2,728,266	$3,268,542

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Equipment rental revenue	$1,073,021	$1,567,254	$1,543,175
Sale of merchandise	51,951	72,472	80,649
Sale of used rental equipment	158,482	125,443	145,358

Total revenues	1,283,454	1,765,169	1,769,182

Cost of revenues:
Cost of equipment rentals, excluding depreciation	548,462	692,613	640,992
Depreciation of rental equipment	285,668	317,504	295,248
Cost of merchandise sales	36,743	49,370	53,936
Cost of used rental equipment sales	148,673	90,500	103,076

Total cost of revenues	1,019,546	1,149,987	1,093,252

Gross profit	263,908	615,182	675,930

Operating expenses:
Selling, general and administrative	140,646	168,690	156,688
Management fees	—	—	23,000
Depreciation and amortization of non-rental equipment and intangibles	43,984	49,567	46,226
Other operating gains, net	(517)	(1,010)	(4,850)

Total operating expenses, net	184,113	217,247	221,064

Operating income	79,795	397,935	454,866
Interest expense, net	189,689	201,849	243,908
(Gain) loss on extinguishment of debt, net	(13,916)	—	9,570
Other expense (income), net	707	658	(1,126)

(Loss) income before (benefit) provision for income taxes	(96,685)	195,428	202,514
(Benefit) provision for income taxes	(37,325)	72,939	79,260

Net (loss) income	$(59,360)	$122,489	$123,254

Weighted average shares outstanding used in computing net (loss) income per common share:
Basic and diluted	1,000	1,000	1,000

Net (loss) income per common share:
Basic and diluted	$(59.36)	$122.49	$123. 25

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Income (Loss)	Total

Balance, January 1, 2007	1,000	$15,955	$(459,372)		$8,784	$(434,633)

Components of comprehensive income:
Net income	—	—	123,254	$123,254	—	123,254
Foreign currency translation adjustments	—	—	—	12,914	12,914	12,914
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $6,071	—	—	—	(9,495)	(9,495)	(9,495)

Total comprehensive income				$126,673

Capital contributions	—	259,564	—		—	259,564
Share-based compensation	—	4,298	—		—	4,298

Balance, December 31, 2007	1,000	279,817	(336,118)		12,203	(44,098)

Components of comprehensive income:
Net income	—	—	122,489	$122,489	—	122,489
Foreign currency translation adjustments	—	—	—	(19,796)	(19,796)	(19,796)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $16,959	—	—	—	(27,205)	(27,205)	(27,205)

Total comprehensive income				$75,488

Capital contributions	—	1,471	—		—	1,471
Excess tax benefits, net	—	122	—		—	122
Recapitalization adjustment	—	—	7,144		—	7,144
Share-based compensation	—	2,993	—		—	2,993

Balance, December 31, 2008	1,000	284,403	(206,485)		(34,798)	43,120

Components of comprehensive loss:
Net loss	—	—	(59,360)	$(59,360)	—	(59,360)
Foreign currency translation adjustments	—	—	—	14,065	14,065	14,065
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $9,109	—	—	—	14,928	14,928	14,928

Total comprehensive loss				$(30,367)

Capital contributions	—	256	—		—	256
Excess tax benefits, net	—	(122)	—		—	(122)
Recapitalization adjustment	—	—	6,530		—	6,530
Share-based compensation	—	4,224	—		—	4,224

Balance, December 31, 2009	1,000	$288,761	$(259,315)		$(5,805)	$23,641

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(59,360)	$122,489	$123,254
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	329,652	367,071	341,474
Amortization of deferred financing costs	11,768	9,713	8,479
Amortization of original issue discount	453	—	—
Share-based compensation expense	4,224	2,993	4,298
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(7,091)	(26,106)	(43,284)
Deferred income taxes	(37,332)	41,772	35,524
(Gain) loss on extinguishment of debt, net	(13,916)	—	9,570
Interest expense, ineffective hedge	6,832	—	—
Excess tax benefits from share-based payment arrangements	—	(122)	—
Changes in operating assets and liabilities:
Accounts receivable, net	99,772	(1,083)	(13,745)
Inventory	5,519	1,625	(2,844)
Other assets	1,191	(3,221)	(705)
Accounts payable	(63,068)	(153,183)	(1,414)
Accrued expenses and other liabilities	(8,688)	1,491	48,947

Net cash provided by operating activities	269,956	363,439	509,554

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(33,238)	—
Purchases of rental equipment	(46,386)	(258,660)	(580,194)
Purchases of property and equipment	(4,952)	(15,319)	(20,674)
Proceeds from sales of rental equipment	158,482	125,443	145,358
Proceeds from sales of property and equipment	12,493	6,544	11,320
Insurance proceeds from rental equipment and property claims	5,267	—	—

Net cash provided by (used in) investing activities	124,904	(175,230)	(444,190)

Cash flows from financing activities:
Cash consideration paid to Atlas	—	—	(17,995)
Proceeds from Senior ABL Revolving Facility	321,166	240,437	99,457
Proceeds from issuance of 2017 Notes	389,280	—	—
Proceeds from issuance of 2019 Notes	196,954	—	—
Payments on Senior ABL Revolving Facility	(601,193)	(386,068)	(150,274)
Payments on Senior ABL Term Loan	(244,375)	(2,500)	(2,500)
Payments on Second Lien Term Facility	(392,986)	—	(230,700)
Payments on capital leases and other debt	(40,427)	(38,102)	(39,030)
Payments for deferred financing costs	(28,487)	(929)	(842)
Payments for non-deferred financing costs	(4,312)	—	(4,614)
Capital contributions from RSC Holdings	256	1,593	255,064
Capital contributions from Atlas	—	—	4,500
(Decrease) increase in outstanding checks in excess of cash balances	(1,070)	1,135	(14,774)

Net cash used in financing activities	(405,194)	(184,434)	(101,708)

Effect of foreign exchange rates on cash	1,199	(144)	195

Net (decrease) increase in cash and cash equivalents	(9,135)	3,631	(36,149)
Cash and cash equivalents at beginning of year	13,670	10,039	46,188

Cash and cash equivalents at end of year	$4,535	$13,670	$10,039

Supplemental disclosure of cash flow information:
Cash paid for interest	$155,295	$199,210	$218,488
Cash (received) paid for taxes, net	(8,632)	30,988	48,730
See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2009	2008	2007
		(In thousands)
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$1,136	$20,176	$52,320
Accrued deferred financing costs	634	—	—
Acquisition of net assets of another company:
Assets, net of cash acquired		$33,421
Net cash paid		(33,238)

Liabilities assumed		$183

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization
Business and Basis of Presentation
     Description of Business
     RSC Holdings III, LLC and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. The Company is a wholly owned subsidiary of RSC Holdings Inc. (“RSC Holdings”). RSC Holdings III, LLC is a limited liability company that does not have a Board of Directors, its business and affairs are managed by the Board of Directors of RSC Holdings, its ultimate parent. For the year ended December 31, 2009, the Company generated approximately 83.6% of its revenues from equipment rentals, and it derived the remaining 16.4% of its revenues from sales of used equipment, merchandise and other related items.
     Basis of Presentation and Consolidation
     The accompanying consolidated financial statements include the accounts of RSC Holdings Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
     Prior to November 27, 2006, RSC Holdings was wholly owned by Atlas Copco AB (“ACAB”) and Atlas Copco Airpower n.v. (“ACA”), a wholly owned subsidiary of ACAB (together with ACAB, “Atlas”). On October 6, 2006, Atlas announced that it had entered into a recapitalization agreement (“Recapitalization”) pursuant to which Ripplewood Holdings L.L.C. (“Ripplewood”) and Oak Hill Capital Partners (“Oak Hill” and collectively with Ripplewood, “the Sponsors”) would acquire 85.5% of RSC Holdings. The Recapitalization closed on November 27, 2006. The Recapitalization was accomplished through (a) the repurchase by RSC Holdings of a portion of its issued and outstanding stock from Atlas and (b) a cash equity investment in RSC Holdings by the Sponsors for stock. The Recapitalization was accounted for as a leveraged recapitalization with no change in the book basis of assets and liabilities.
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
     Subsequent Events
     The Company has evaluated all subsequent events through February 16, 2010, which is the date this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.
     Reclassification
     Certain amounts in the consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2007 have been reclassified to conform to the current year presentation. The Company believes the current presentation better reflects the nature of the underlying financial statement items. The reclassifications have no effect on operating income, net income or net income per common share and consist of the following:

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Description	Previously Included In	Currently Included In
Prepayment penalty and deferred financing costs write-off associated with repayment of Second Lien Term Facility debt	Interest expense	Loss on extinguishment of debt
(2) Summary of Significant Accounting Policies
     Cash Equivalents
     The Company considers all highly liquid instruments with insignificant interest rate risk and with maturities of three months or less at purchase to be cash equivalents.
     Accounts Receivable
     Accounts receivable are stated net of allowances for doubtful accounts of $10.7 million and $9.2 million at December 31, 2009 and 2008, respectively. Management develops its estimate of this allowance based on the Company’s historical experience, its understanding of the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company has determined the balance will not be collected. Bad debt expense is reflected as a component of selling, general and administrative expenses in the consolidated statements of operations.
     The Company’s customer base is large and geographically diverse. No single customer accounts for more than 2% of the Company’s rental revenues for the years ended December 31, 2009, 2008 and 2007. No single customer accounts for more than 3% of total receivables at December 31, 2009 and more than 5% of total receivables at December 31, 2008. Accounts receivable consist of the following at:

	December 31,
	2009	2008
	(in 000s)
Trade receivables	$187,496	$276,547
Other receivables	5,220	17,650
Less allowance for doubtful accounts	(10,741)	(9,197)

Accounts receivable, net	$181,975	$285,000

     Included in other receivables at December 31, 2008, was $6.2 million due from the Company’s insurance carrier and certain customers for hurricane damage to the Company’s rental equipment and property during 2008. In 2009, the Company recorded additional receivables of $0.7 million for costs incurred in connection with the 2008 hurricane damage. The receivables and the offsetting reduction to expense were recognized to the extent of losses incurred. During 2009, the Company recognized a gain of $0.2 million, which represents the amount by which recoveries received exceeded expenses previously recognized. There were no receivables related to the hurricane damage recorded at December 31, 2009; however, additional recoveries representing the difference between the replacement value of certain assets and their carrying value are possible. Recoveries in excess of costs are considered gain contingencies and are not recognized until they are received.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
     The following table summarizes activity for allowance for doubtful accounts:

	2009	2008	2007
		(in 000s)
Beginning balance at January 1,	$9,197	$6,801	$5,662
Provision for bad debt	9,962	8,146	5,653
Charge offs, net	(8,418)	(5,750)	(4,514)

Ending balance at December 31,	$10,741	$9,197	$6,801

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
     The following table provides a breakdown of rental equipment at:

	December 31,
	2009	2008
	(in 000s)
Rental equipment	$2,401,605	$2,751,093
Less accumulated depreciation	(1,016,606)	(984,115)

Rental equipment, net	$1,384,999	$1,766,978

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
     Property and equipment consists of the following at:

	December 31,
	2009	2008
	(in 000s)
Leased equipment	$183,225	$217,739
Buildings and leasehold improvements	51,003	51,814
Non-rental machinery and equipment	40,468	39,500
Data processing hardware and purchased software	16,219	16,978
Furniture and fixtures	10,581	11,418
Construction in progress	1,641	2,722
Land and improvements	555	695

	303,692	340,866
Less accumulated depreciation and amortization	(180,495)	(169,710)

Property and equipment, net	$123,197	$171,156

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Impairment of Long-Lived Assets
     Long-lived assets such as rental equipment and property and equipment are measured for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows derived from a valuation technique. The Company recognized no impairment of long-lived assets in the years ended December 31, 2009, 2008 and 2007, respectively.
     Goodwill and Other Intangible Assets
     Goodwill was $936.3 million and $934.2 million at December 31, 2009 and 2008, respectively. See Note 7 for additional information. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if an event occurs or circumstances change that might indicate impairment. The Company performs its annual goodwill impairment test during the fourth quarter of its calendar year.
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
     During the fourth quarter of 2009, the Company evaluated its goodwill for impairment. In doing so, the Company estimated the fair value of its two reporting units through the application of an income approach valuation technique. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows resulting from the continued use and disposition of the reporting unit. The determination of fair value under the income approach requires significant judgment by the Company. The Company’s judgment is required in developing assumptions about revenue growth, changes in working capital, selling, general and administrative expenses, capital expenditures and the selection of an appropriate discount rate.
     The estimated future cash flows and projected capital expenditures used under the income approach are based on the Company’s business plans and forecasts, which consider historical results adjusted for future expectations. These cash flows are discounted using a “market participant” weighted average cost of capital, which was estimated as 9.0% for the Company’s 2009 fourth quarter impairment review. This market participant rate is considerably higher than the Company’s estimated internal weighted average cost of capital. Based on the Company’s 2009 fourth quarter goodwill impairment test, the fair values of the Company’s reporting units were determined to exceed their respective carrying amounts. As such, it was not necessary for the Company to perform the second step of the annual impairment test. If the fair values of either or both reporting units were determined to be less than their respective carrying amounts, the Company believes the entire amount of goodwill assigned to either or both reporting units would be impaired under step two of the goodwill impairment test. Based on the Company’s analyses, there was no goodwill impairment recognized during the years ended December 31, 2009, 2008 and 2007. If during 2010 market conditions deteriorate and the Company‘s outlook deteriorates from the projections used in the 2009 goodwill impairment test, the Company could have goodwill impairment during 2010. Goodwill impairment would not impact the Company’s debt covenants.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Intangible assets include other intangible assets acquired in conjunction with the AER acquisition which consisted of customer relationships, noncompete covenants and a tradename valued at $3.1 million, $1.5 million and $0.3 million respectively. These intangible assets are being amortized on a straight-line basis over a weighted average period of 7.1 years with estimated amortization expense for the next five years ranging from $0.4 million to $0.8 million. Amortization expense associated with intangibles was $0.8 million and $0.4 million in 2009 and 2008, respectively.
     Reserves for Claims
     The Company’s insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance up to certain policy limits. The Company is fully self-insured for medical claims. The Company’s excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $0.5 million and $0.25 million, respectively. The Company establishes reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that the Company will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, the Company may be required to increase or decrease the reserves. During the fourth quarter of 2009, the Company reduced its workers compensation and general liability reserve accruals by $4.3 million and $4.6 million, respectively, with a corresponding reduction to expense. The reductions were due to a decrease in the actuarially determined ultimate loss estimates, which were driven in part by improved claims experience.
     Foreign Currency Translation
     The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated at the average rates prevailing during the period. Resulting translation adjustments are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss). Income and losses that result from foreign currency transactions are included in earnings. The Company recognized $0.7 million of other expense, net for the years ended December 31, 2009 and 2008 and $1.1 million of other income, net for the year ended December 31, 2007.
     Derivative Instruments and Hedging Activities
     The Company’s derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of the Company’s derivatives, which are designated as cash flow hedges, are recorded in other comprehensive income (loss), to the extent the hedges are highly effective. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings in interest expense. Gains and losses on derivative instruments not designated as hedging instruments are recognized in current period earnings, in interest expense. Hedge effectiveness is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of the hedged transaction. Other comprehensive income (loss) is reclassified into current period earnings when the hedged transaction affects earnings. Gains and losses on derivative instruments that are de-designated as cash flow hedges and cannot be re-designated under a different hedging relationship are reclassified from accumulated other comprehensive income (loss) to current period earnings in interest expense at the time of the de-designation.
     Accumulated Other Comprehensive Income (Loss)
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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The fair values of the Company’s 2014 Notes are based on quoted market prices. The fair values of the Company’s Senior ABL Revolving Facility, Second Lien Term Facility, 2017 Notes and 2019 Notes are estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The fair value of capital lease obligations approximates the carrying value due to the fact that the underlying instruments include provision to adjust interest rates to approximate fair market value.
     See Note 5 for additional fair market information related to debt instruments and Note 8 for additional fair value information about other financial instruments.
     Revenue Recognition
     The Company rents equipment primarily to the non-residential construction and industrial or non-construction markets. The Company records unbilled revenue for revenues earned each reporting period which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.
     The Company recognizes revenue on used equipment and merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectibility is reasonably assured. There are no rights of return or warranties offered on product sales.
     The Company recognizes both net and gross re-rent revenue. The Company has entered into alliance agreements with certain suppliers whereby the Company will rent equipment from the supplier and subsequently re-rent such equipment to a customer. Under the alliance agreements, the collection risk from the end user is passed to the original supplier and revenue is presented on a net basis. When no alliance agreement exists, re-rent revenue is presented on a gross basis.
     Sales tax amounts collected from customers are recorded on a net basis.
     Marketing and Advertising Costs
     The Company advertises primarily through trade publications, calendars, yellow pages and in-store promotional events. These costs are charged in the period incurred. Marketing and advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Qualifying cooperative advertising reimbursements were $1.0 million, $2.3 million and $2.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. Marketing and advertising expenses, net of qualifying cooperative advertising reimbursements, were $15.5 million, $26.9 million and $28.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Income Taxes
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
     Consideration Received from Vendors
     The Company receives money from suppliers for various programs, primarily volume incentives and advertising. Allowances for advertising to promote a vendor’s products or services which meet the criteria in GAAP are offset against advertising costs in the period in which the Company recognizes the incremental advertising cost. In situations when vendor

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
consideration does not meet the criteria in GAAP to be offset against advertising costs, the Company considers the consideration to be a reduction in the purchase price of rental equipment acquired.
     Volume incentives are deferred and amortized as an offset to depreciation expense over 36 months, which approximates the average period of ownership of the rental equipment purchased from vendors who provide the Company with rebates and other incentives.
     Share-Based Compensation
     The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. See Note 17 for further discussion.
     Earnings per Share
     Basic net (loss) income per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per common share has been computed using the weighted average number of shares of common stock outstanding during the period, increased to give effect to any potentially dilutive securities.
     Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretative releases of the Securities and Exchange Commission are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates. These changes and the Codification do not change GAAP. The Company adopted the Codification, effective September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s results of operations, financial position or notes to the consolidated financial statements.
(3) Accrued Expenses and Other Liabilities
     Accrued expenses and other liabilities consist of the following at:

	December 31,
	2009	2008
	(in 000s)
Compensation-related accruals	$21,395	$35,330
Accrued income and other taxes	24,257	25,935
Reserves for claims	30,018	37,157
Accrued interest payable	42,525	31,980
Interest rate swap liability	42,823	60,028
Other	12,478	10,320

Total	$173,496	$200,750

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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     During the years ended December 31, 2009 and December 31, 2008, the Company closed or consolidated 24 locations and 43 locations, respectively and closed an administrative office during the second quarter of 2009. In connection with these closures, the Company recorded charges for location closures of approximately $10.2 million and $8.6 million for the years ended December 31, 2009 and 2008, respectively. These charges consist primarily of employee termination costs, costs to terminate operating leases prior to the end of their contractual lease term, estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company, freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although the Company does not expect to incur additional material charges for location closures occurring prior to December 31, 2009, additional charges are possible to the extent that actual future settlements differ from the Company’s estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.
     Closed location charges (to be cash settled) by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit and	Employee
	Other Related	Termination Costs	Other Exit Costs
	Costs (a)	(b)	(c)	Total

Closed location reserves at December 31, 2007	$(202)	$—	$—	$(202)
Charges incurred to close locations	(5,087)	(1,303)	(866)	(7,256)
Cash payments	685	906	866	2,457

Closed location reserves at December 31, 2008	(4,604)	(397)	—	(5,001)
Charges incurred to close locations	(8,592)	(811)	(56)	(9,459)
Cash payments	6,704	1,086	56	7,846

Closed location reserves at December 31, 2009	$(6,492)	$(122)	$—	$(6,614)

(a)	Lease exit and other related costs are included within cost of equipment rentals in the consolidated statements of operations.

(b)	Employee termination costs primarily consist of severance payments and related benefits. For the years ended December 31, 2009 and 2008, $0.7 million and $1.2 million, respectively, of these costs are included within cost of equipment rentals and $0.1 million, of these costs are included in selling, general and administrative expenses in the consolidated statements of operations.

(c)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. These costs are included within cost of equipment rentals in the consolidated statements of operations.
     In addition to the costs included in the above table, the Company recognized $0.7 million and $1.3 million of non-cash charges during the years ended December 31, 2009 and 2008, respectively, for the write-off of leasehold improvements associated with the closed locations. Charges associated with the write-off of leasehold improvements are included within other operating gains, net in the consolidated statements of operations. During the years ended December 31, 2009 and 2008, the Company also recognized $3.6 million and $3.9 million, respectively, of other severance costs not directly associated with location closures as the result of company-wide reductions in workforce. Of the additional severance expense recognized in 2009, $3.0 million is included within cost of equipment rentals and $0.6 million is included within selling, general and administrative expenses in the consolidated statements of operations. Of the additional severance expense recognized in 2008, $2.3 million is included within cost of equipment rentals and $1.6 million is included within selling, general and administrative expense.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(5) Debt
     Debt consists of the following at:

				December 31,		December 31,
				2009		2008
	Interest	Maturity		Deferred
	Rate (a)	Date		Financing Costs	Debt	Debt
					(in 000s)
Senior ABL Revolving Facility	4.80%	(b	)	$20,344	$401,195	$681,268
Senior ABL Term Loan	n/a	(c	)	—	—	244,375
Second Lien Term Facility	8.14%	Nov. 2013		6,897	479,395	899,300
2014 Notes	9.50%	Dec. 2014		14,322	620,000	620,000
2017 Notes	10.50%	Jul. 2017		9,186	400,000	—
2019 Notes	10.50%	Nov. 2019		4,790	200,000	—
Capitalized lease obligations	0.38%	Various		—	84,833	124,124

Total				$55,539	2,185,423	2,569,067

Original issue discounts (d)	n/a	n/a			(13,314)	—

Total, net					$2,172,109	$2,569,067

(a)	Estimated interest rate presented is the effective interest rate as of December 31, 2009 including the effect of original issue discounts, where applicable, and excluding the effect of deferred financing costs.

(b)	Of the outstanding balance on the Senior ABL Revolving Facility at December 31, 2009, $103.5 million is due November 2011 with the remaining $297.7 million due August 2013.

(c)	The Senior ABL Term Loan was repaid in July 2009.

(d)	The original issue discounts represents the unamortized difference between the $400.0 million aggregate principal amount of the 2017 Notes and the proceeds received upon issuance and the unamortized difference between the $200.0 million aggregate principal amount of the 2019 Notes and the proceeds received upon issuance.
     As of December 31, 2009, the Company had $561.6 million available for borrowing under the Senior ABL Revolving Facility. A portion of the Senior ABL Revolving Facility is available for swingline loans and for the issuance of letters of credit.
     The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows (in 000s):

2010	$27,329
2011	124,968
2012	16,003
2013	788,329
2014	626,252
Thereafter	602,542

Total	$2,185,423

     As of December 31, 2009 the fair value of the Company’s debt was as follows (in 000s):

Senior ABL Revolving Facility	$401,195
Second Lien Term Facility	445,837
2014 Notes	627,750
2017 Notes	434,000
2019 Notes	207,000
Capitalized lease obligations	84,833

Total	$2,200,615

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Senior ABL Facilities. As of November 27, 2006, in connection with the Recapitalization, RSC and certain of its parent companies and subsidiaries, as borrower, entered into a senior secured asset based credit facility consisting of a $1,450.0 million revolving credit facility (the “Senior ABL Revolving Facility”) and a term loan facility in the initial amount of $250.0 million (the “Senior ABL Term Facility”), (collectively the “Senior ABL Facilities”). At the Company’s election, the interest rate per annum applicable to the loans under the Senior ABL Facilities are based on a fluctuating rate of interest measured by reference to either adjusted LIBOR, plus a borrowing margin; or, an alternate base rate plus a borrowing margin. The Senior ABL Revolving Facility was originally scheduled to mature five years from the Recapitalization closing date. The Senior ABL Term Loan was originally scheduled to amortize in equal quarterly installments of one percent of the aggregate principal amount thereof per annum until its maturity date, November 30, 2012, at which time the remaining balance was due. In June 2009, the Company amended the Senior ABL Facilities credit agreement to permit the issuance of $400.0 million of senior secured notes (see “2017 Notes” below) and to use such proceeds to repay the outstanding balance of the Senior ABL Term Loan as well as a portion of the outstanding balance on the Senior ABL Revolving Facility (the “Notes Credit Agreement Amendment”). In July 2009, pursuant to the Notes Credit Agreement Amendment, the Company repaid the outstanding balance of $243.1 million on the Senior ABL Term Loan and paid down $138.2 million of the outstanding balance on the Senior ABL Revolving Facility using the proceeds from the 2017 Notes. Also pursuant to the Notes Credit Agreement Amendment, the total commitment under the Company’s Senior ABL Revolving Facility decreased from $1,450.0 million to $1,293.0 million.
     In July 2009, the Company executed an amendment to the Senior ABL Revolving Facility credit agreement to extend the maturity date of a portion of the Senior ABL Revolving Facility and reduce the total commitment (the “Extension Credit Agreement Amendment”). Pursuant to the Extension Credit Agreement Amendment, the total commitment under the Company’s Senior ABL Revolving Facility decreased from $1,293.0 million to $1,100.0 million, of which $280.8 million is due November 2011 (the “Non-Extending” portion) with the remaining $819.2 million (the “Extending” portion) due August 2013.
     In connection with the Notes Credit Agreement Amendment and the Extension Credit Agreement Amendment, the Company incurred $13.6 million of creditor and third party fees. The Company capitalized $12.2 million of these fees as deferred financing costs, which were allocated on a pro-rata basis to the Extending and Non-Extending portions and are being amortized to interest expense over the respective term of each. The remaining fees of $1.4 million were expensed as incurred. The Company also expensed $2.3 million of unamortized deferred financing costs as a result of repaying the outstanding balance on the Senior ABL Term Loan. The fees expensed in connection with the Notes Credit Agreement Amendment and the Extension Credit Agreement Amendment and the write-off of unamortized deferred financing costs associated with the repayment of the Senior ABL Term Loan are included within (gain) loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.
     In November 2009, the Company amended the Senior ABL Revolving Facility credit agreement (the “Extension Credit Agreement Second Amendment”) to permit the Company to prepay indebtedness under the Second Lien Term Facility and redeem or repurchase senior unsecured notes, in each case with the proceeds from the issuance of permitted refinancing indebtedness without complying with the payment conditions set forth in the amended Senior ABL Revolving Facility credit agreement (see “2019 Notes” below). In connection with the Extension Credit Agreement Second Amendment, the Company incurred $0.7 million of creditor and third party fees. The Company capitalized $0.2 million of these fees as deferred financing costs, which were allocated on a pro-rata basis to the Extending and Non-Extending portions and are being amortized to interest expense over the respective term of each. The remaining fees of $0.5 million were expensed as incurred. The fees expensed in connection with the Extension Credit Agreement Second Amendment are included within (gain) loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.
     As of December 31, 2009, the Company had $561.6 million available on the Senior ABL Revolving Facility of which $143.0 million was attributable to the Non-Extending portion and $418.6 million was attributable to the Extending portion. A portion of the Senior ABL Revolving Facility is available for swingline loans and for the issuance of letters of credit. The Company will pay fees on the unused commitments of the lenders under the Senior ABL Revolving Facility; a letter of credit fee on the outstanding stated amount of letters of credit plus facing fees for the letter of credit issuing banks and any other customary fees.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The Senior ABL Revolving Facility contains covenants that, among other things, limit or restrict the ability of the Company to incur indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; and make dividends and other restricted payments. In addition, under the Senior ABL Revolving Facility, upon excess availability falling below $100.0 million, the Company will become subject to more frequent borrowing base reporting requirements and upon the excess availability falling below (a) before the maturity date of the Non-Extending portion of the Senior ABL Revolving Facility (the “Non-Extending Maturity Date”) and the date in any increase in commitments under the Extending portion of the Senior ABL Revolving Facility (the “Commitment Increase Date”), $140.0 million, (b) after the Commitment Increase Date but before the Non-Extending Maturity Date, the greater of $140.0 million and 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Commitment Increase Date and (c) on or after the Non-Extending Maturity Date, 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Non-Extending Maturity Date, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of each quarter of 4.50 to 1.00 in 2009 and 4.25 to 1.00 thereafter. Excess availability did not fall below the $140.0 million level and the Company was therefore not required to comply with the specified financial ratios and tests as of December 31, 2009. As of December 31, 2009, calculated in accordance with the agreement, the Company’s fixed charge coverage ratio was 2.08 to 1.00 and the leverage ratio was 5.07 to 1.00.
     The Company entered into an interest rate swap agreement in January 2008 covering a notional amount of debt totaling $250.0 million. The objective of the swap is to effectively hedge the cash flow risk associated with a portion of the Senior ABL Revolving Facility, which has a variable interest rate. See Note 6 for additional information.
     Second Lien Term Facility. In connection with the Recapitalization, the Company, as borrower, entered into a $1,130.0 million senior secured second-lien term loan facility due November 30, 2013. At the Company’s election, the interest rate per annum applicable to the Second Lien Term Facility is based on a fluctuating rate of interest measured by reference to either adjusted LIBOR, plus a borrowing margin; or an alternate base rate plus a borrowing margin.
     The Second Lien Term Facility contains a number of covenants substantially similar to, but no more restrictive than, the covenants contained in the Senior ABL Revolving Facility. However, under the Second Lien Term Facility, the borrowers are not required to comply with covenants relating to borrowing base reporting or to specified financial maintenance covenants.
     In May 2007, $230.7 million of indebtedness under the Company’s Second Lien Term Facility and an associated prepayment penalty of $4.6 million were paid with the net proceeds from the initial public offering of RSC Holdings common stock. Additionally, in connection with the repayment of $230.7 million of indebtedness under the Company’s Second Lien Term Facility, $5.0 million of deferred financing costs related to the debt repayment were expensed. The $9.6 million loss incurred on the repayment of Second Lien Term Facility is included within (gain) loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2007.
     In August 2009, the Company executed an amendment to the Second Lien Term Facility (the “Second Lien Amendment”) to permit the Company to make voluntary discounted prepayments on the outstanding balance of the Second Lien Term Facility for a one-year period beginning August 21, 2009, the effective date of the Second Lien Amendment. The aggregate principal amount of such term loans so prepaid may not exceed $300.0 million.
     During August, September and October 2009, the Company made discounted prepayments to the outstanding principal amount on the Second Lien Term Facility of $227.8 million for $200.9 million or at approximately 88% of par value, a gain of $26.9 million before fees and expenses. In connection with the Second Lien Amendment and the repurchases, the Company incurred $2.9 million of creditor and third party fees. The Company capitalized $0.8 million of these fees, which pertained to the Second Lien Amendment, as deferred financing costs and are being amortized over the remaining term of the Second Lien Term Facility. The remaining fees of $2.1 million were expensed as incurred. The Company also expensed $3.5 million of unamortized deferred financing costs as a result of these repurchases. The $21.3 million net gain on these repurchases is included within (gain) loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     In November 2009, the Company prepaid $192.1 million principal of the Second Lien Term Facility at par value using the net proceeds from a $200.0 million private placement offering. See “2019 Notes” below. To permit the issuance of the 2019 Notes, the Company executed a second amendment to the Second Lien Term Facility credit agreement (the “Second Lien Second Amendment”). In connection with the Second Lien Second Amendment, the Company incurred $0.5 million of creditor and third party fees. The Company capitalized $0.2 million of these fees as deferred financing costs and are being amortized over the remaining term of the Second Lien Term Facility. The remaining fees of $0.3 million were expensed as incurred. The Company also expensed $2.9 million of unamortized deferred financing costs as a result of these repurchases. The $3.2 million expense recognized on these repurchases is included within (gain) loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.
     In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling $700.0 million. The objective of the swaps is to effectively hedge the cash flow risk associated with a portion of the Second Lien Term Facility, which has a variable interest rate. In October 2009, the Company reduced the notional amount of one of these swaps from $100.0 million to approximately $71.5 million. In November 2009, as a result of the principal repayment of the Second Lien Term Facility, the Company determined that $192.1 million of the combined notional amounts of these swaps no longer qualify as a cash flow hedge. As a result, the Company de-designated $192.1 million of discontinued cash flow hedges and in doing so, reclassified $6.7 million from other comprehensive loss to interest expense. See Note 6 for additional information.
     In November 2009, the Company entered into two additional swap agreements with a combined notional amount of $192.1 million in which it exchanged fixed-rate interest payments for floating-rate interest payments. These swaps are intended to offset a portion of the fixed-rate payments the Company is making under swap agreements that were de-designated as cash flow hedges in November 2009 upon the Company prepaying $192.1 million of principal on the Second Lien Term Facility using the net proceeds from the 2019 Notes. See Note 6 for additional information.
     2014 Notes. In connection with the Recapitalization, RSC and RSC Holdings, III LLC issued $620.0 million aggregate principal amount of 9 1/2% senior notes due 2014. Interest on the 2014 Notes is paid semi-annually, on June 1 and December 1 in each year and the 2014 Notes mature December 1, 2014.
     The 2014 Notes are redeemable, at the Company’s option, in whole or in part, at any time and from time to time on and after December 1, 2010 at the applicable redemption price set forth below, if redeemed during the 12-month period commencing on December 1 of the years set forth below:

Redemption Period	Price
2010	104.750%
2011	102.375%
2012 and thereafter	100.000%
     2017 Notes. On July 1, 2009, RSC and RSC Holdings, III LLC completed a private placement offering (the “July Offering”) of $400.0 million aggregate principal amount of 10% senior secured notes due July 2017 (the “2017 Notes”). The July Offering resulted in net proceeds to the Company of $389.3 million after an original issue discount of $10.7 million. Interest on the 2017 Notes is payable on January 15 and July 15, commencing January 15, 2010. To permit the issuance of the 2017 Notes, the Company executed the Notes Credit Agreement Amendment (see “Senior ABL Facilities” above) after obtaining the consent of lenders holding a majority of the outstanding Senior ABL Term Loans and Senior ABL Revolving Facility commitments. Pursuant to the requirements of the Notes Credit Agreement Amendment, the Company used the proceeds from the July Offering (net of an $8.0 million underwriting fee) to repay the outstanding balance on the Senior ABL Term Loan of $243.1 million and pay down $138.2 million of the outstanding balance on the Senior ABL Revolving Facility.
     The 2017 Notes are redeemable, at the Company’s option, in whole or in part, at any time and from time to time on and after July 15, 2013 at the applicable redemption price set forth below, if redeemed during the 12-month period commencing on July 15 of the years set forth below:

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Redemption Period	Price
2013	105.000%
2014	102.500%
2015 and thereafter	100.000%
     In addition, at any time on or prior to July 15, 2012, the Company may redeem up to 35% of the original aggregate principal amount of the 2017 Notes, with funds in an equal aggregate amount up to the aggregate proceeds of certain equity offerings of the Company, at a redemption price of 110%.
     Including the $8.0 million underwriting fee noted above, the Company incurred creditor and third party fees of $9.6 million in connection with the July Offering. The Company capitalized these fees as deferred financing costs, which are being amortized to interest expense over the terms of the 2017 Notes using the effective interest rate method.
     2019 Notes. On November 17, 2009, RSC and RSC Holdings, III LLC completed a private placement offering (the “November Offering”) of $200.0 million aggregate principal amount of 10.25% senior unsecured notes due November 2019 (the “2019 Notes”). To permit the issuance of the 2019 Notes, the Company executed a second amendment to the Second Lien Term Facility credit agreement (the “Second Lien Second Amendment”) in order to permit the Company to issue unsecured notes without having indebtedness incurred in connection with any such issuances count against the general debt basket or any other debt incurrence requirement under the Second Lien Term Facility credit agreement as long as the proceeds from any such issuance are used within four business days of their receipt to repay indebtedness outstanding under the Second Lien Term Facility. The November Offering resulted in net proceeds to the Company of $192.1 million after an original issue discount of $3.1 million and fees and expenses incurred with the November Offering of $4.8 million, which were capitalized and are being amortized through November 2019 using the effective interest rate method. Interest on the 2019 Notes is payable on May 15 and November 15, commencing May 15, 2010. The Company used the proceeds from the November Offering to pay down $192.1 million principal of the Second Lien Term Facility at par value.
     The 2019 Notes are redeemable, at the Company’s option, in whole or in part, at any time and from time to time on and after November 15, 2014 at the applicable redemption price set forth below, if redeemed during the 12-month period commencing on November 15 of the years set forth below:

Redemption Period	Price
2014	105.125%
2015	103.417%
2016	101.708%
2017 and thereafter	100.000%
     In addition, at any time on or prior to November 15, 2012, the Company may redeem up to 35% of the original aggregate principal amount of the 2019 Notes, with funds in an equal aggregate amount up to the aggregate proceeds of certain equity offerings of the Company, at a redemption price of 110.25%.
     The indentures governing the 2014 Notes, the 2017 Notes and the 2019 Notes contain covenants that, among other things, limit the Company’s ability to incur additional indebtedness or issue preferred shares; pay dividends on or make other distributions in respect to capital stock or other restricted payments; make certain investments; and sell certain assets.
     The Company continues to be in compliance with all applicable debt covenants as of December 31, 2009.
     Capital leases. Capital lease obligations consist of vehicle leases with periods expiring at various dates through 2016. The interest rate is the same for all units and is subject to change on a monthly basis. The interest rate for December 2009 was 0.38%.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Deferred financing costs. Deferred financing costs are amortized through interest expense over the respective terms of the debt instruments using the effective interest rate method.
(6) Derivative Instruments
     The Company is exposed to market risk associated with changes in interest rates under existing floating-rate debt. At the Company’s election, the interest rate per annum applicable to the debt under the Senior ABL Revolving Facility and the Second Lien Term Facility is based on a fluctuating rate of interest measured by reference to an adjusted London inter-bank offered rate, or “LIBOR”, plus a borrowing margin; or an alternate base rate plus a borrowing margin. In order to hedge exposure to market conditions, reduce the volatility of financing costs and achieve a desired balance between fixed-rate and floating-rate debt, the Company utilizes interest rate swaps under which it exchanges floating-rate interest payments for fixed-rate interest payments. The Company does not use derivative financial instruments for trading or speculative purposes.
     In September 2007, the Company entered into four forward-starting interest rate swap agreements under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at December 31, 2009. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66%, and $200.0 million is for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis. In October 2009, the Company reduced the notional amount of one interest rate swap from $100.0 million to approximately $71.5 million thereby reducing the combined notional amount from $700.0 million to $671.5 million. The Company paid a $1.2 million termination fee in connection with the partial settlement of this swap agreement, which was recognized as interest expense in the consolidated statement of operations for the year ended December 31, 2009. In November 2009, the Company entered into two additional interest rate swap agreements under which it exchanged fixed-rate interest payments for floating-rate interest payments (the “reverse swaps”). The reverse swaps cover a combined notional amount of debt totaling $192.1 million, of which $20.6 million is for a three-year period with a fixed interest rate of 1.51%, and $171.5 million is for a one-year period with a fixed interest rate of 0.32%. As described below, the reverse swaps are intended to offset a portion of the fixed-rate payments the Company is making under swap agreements that were de-designated as cash flow hedges in November 2009 upon the Company prepaying $192.1 million of principal on the Second Lien Term Facility using proceeds from the issuance of the 2019 Notes.
     The Company entered into an additional interest rate swap agreement in January 2008, under which it exchanged benchmark floating-rate interest payment for a fixed-rate interest payment. Similar to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL Revolving Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin. The borrowing margin on the Extending portion of the outstanding Senior ABL Revolving Facility was 3.5% for the LIBOR option and the borrowing margin on the Non-Extending portion of the outstanding Senior ABL Revolving Facility was 1.75% for the LIBOR option at December 31, 2009. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis.
     The Company presents derivatives in the consolidated balance sheet as either assets or liabilities depending on the rights or obligations under the contract. Derivatives are measured and reported in the consolidated balance sheets at fair value. At December 31, 2009 and December 31, 2008, the Company’s interest rate swaps were in a liability position and reported at fair value within accrued expenses and other liabilities in the consolidated balance sheets.
     The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. For each of the Company’s four interest rate swaps that were executed in September 2007 as well as the interest rate swap that was executed in January 2008, the Company determined at inception that the hedging relationships were expected to be highly effective in mitigating the exposure to variability in expected cash flows arising from the Company’s floating-rate debt. As a result, the Company

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
initially concluded that the interest rate swaps are hedges of specified cash flows. An assessment of the effectiveness of derivative instruments designated as cash flows hedges is performed at inception and on an ongoing basis. The Company evaluates the effectiveness of its interest rate swaps on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive income (loss) for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the derivatives qualifying as cash flow hedges totaled $62,000 and $298,000 at December 31, 2009 and December 31, 2008, respectively.
     During August, September and October 2009, the Company made a series of discounted prepayments on the Second Lien Term Facility resulting in a $227.8 million reduction in the outstanding principal balance. These prepayments left a notional amount of $28.5 million on the Company’s interest rate swaps that no longer functioned as an effective hedge against the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. As a result, the Company partially settled an interest rate swap by reducing its notional amount by $28.5 million in exchange for a termination fee of $1.2 million, which was recognized as interest expense in the 2009 consolidated statement of operations.
     In November 2009, the Company received net proceeds of $192.1 million in connection with the issuance of the 2019 Notes, which were used to prepay a portion of the outstanding principal of the Second Lien Term Facility at par value. As a result of this prepayment, $192.1 million of notional amounts on the Company’s interest rate swaps no longer qualified as an effective hedge against the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. Because these interest rate swaps no longer qualified as cash flow hedges, the Company de-designated them as hedging instruments and in doing so, reclassified $6.7 million of losses from accumulated other comprehensive loss to interest expense. As previously described, the Company entered into the reverse swaps to offset a portion of the fixed rate payments the Company is making under the de-designated interest rate swaps. The reverse swaps cannot be designated as hedging instruments. Accordingly, all changes in their fair value are reported as interest expense in the consolidated statements of operations. The Company recognized $0.3 million of interest expense on the reverse swaps during 2009.
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
     The fair value of the liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments and recognized within accumulated other comprehensive loss (“OCL”) were as follows (in 000s):

	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Loss in
			Loss in	accumulated OCL
	Fair Value of	Fair Value of	accumulated OCL (net	(net of
Derivative Type	Swap Liabilities	Swap Liabilities	of tax)	tax)
Interest rate swaps (a)	$42,823	$60,028	$21,772	$36,700

(a)	See Note 8 for further discussion on measuring fair value of the interest rate swaps.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The effect of derivative instruments on comprehensive loss for the year ended December 31, 2009 was as follows (in 000s):

Gain
recognized on
	Loss recognized in	Loss reclassified from	ineffective portion
	accumulated OCL	accumulated OCL into	of
Derivative Type	(net of tax)	expense (net of tax)	derivatives
Interest rate swaps	$8,561	$23,489	$236
     The effect of derivative instruments on comprehensive income for the year ended December 31, 2008 was as follows (in 000s):

Loss
recognized on
	Loss recognized in	Loss reclassified from	ineffective portion
	accumulated OCL	accumulated OCL into	of
Derivative Type	(net of tax)	expense (net of tax)	derivatives
Interest rate swaps	$30,998	$3,793	$123
     The effect of derivative instruments not designated as hedging instruments on net (loss) income for the years ended December 31, 2009 and 2008 were as follows (in 000s):

	2009	2008
	Loss recognized on	Loss recognized on
Derivatives not designated as hedging instruments	derivative	derivatives
Interest rate swaps	$7,702	$—
(7) Acquisition
     On July 11, 2008, the Company acquired certain rights and assets of FST Equipment Rentals, LLC and AER Holding Company, LLC (“AER”). Although the Company does not consider the AER acquisition material, this footnote is included for informational purposes. The acquisition, which consists primarily of rental fleet and three existing operations in Rhode Island, Massachusetts and Connecticut, enabled the Company to establish a presence in the northeastern United States. The rights and assets were acquired in exchange for consideration of $33.4 million subject to certain post close adjustments. The consideration consisted of $33.0 million of cash payments, $0.2 million of transaction costs and $0.2 million of liabilities assumed. The aggregate purchase price allocated to the assets acquired and the liabilities assumed based on fair value information that was then currently available. The excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired, which totaled $8.6 million, was allocated to goodwill. Other intangible assets acquired consist of customer relationships, non-compete agreements and the AER tradename, which were assigned fair values of $3.1 million, $1.5 million and $0.3 million, respectively. During the year ended December 31, 2009, the Company revised estimates of fair value for certain acquired assets resulting in a net increase to goodwill of $2.1 million. The asset valuations and other post-close adjustments were finalized during the second quarter of 2009. The results of operations for this acquisition, which are not material, have been included in the Company’s consolidated results of operations from the date of the acquisition. Given the immaterial nature of the acquired business and operations, the Company omitted the pro-forma disclosures typically presented to disclose the impact of an acquired business on operations.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(8) Fair Value
     Measurements
     Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Liabilities measured at fair value on a recurring basis as of December 31, 2009 are as follows (in 000s):

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value December	Identical Assets	Observable Inputs	Unobservable Inputs
	31, 2009	(Level 1)	(Level 2)	(Level 3)
Interest rate derivatives (a)	$42,823	$—	$42,823	$—

(a)	The Company’s interest rate derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about the Company’s credit risk and interest rates based on those observed in the underlying markets (LIBOR swap rate).
     As of December 31, 2009, no assets were measured at fair value on a recurring basis and no assets or liabilities were measured at fair value on a nonrecurring basis.
(9) Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) components as of December 31, 2009 were as follows:

			Accumulated Other
		Fair Market Value of Cash	Comprehensive Income
	Foreign Currency Translation	Flow Hedges	(Loss)
	(in 000s)
Balance at December 31, 2008	$1,902	$(36,700)	$(34,798)
Foreign currency translation	14,065	—	14,065
Change in fair value of cash flow hedges, net of tax	—	14,928	14,928

Balance at December 31, 2009	$15,967	$(21,772)	$(5,805)

(10) Common and Preferred Stock
     Common Stock
     The Company has authorized 1,000 shares of no-par common stock. At December 31, 2009 there were 1,000 shares issued and outstanding. All shares are owned by RSC Holdings II, LLC.
     The Company’s ability to pay dividends to holders of common stock is limited as a practical matter by the Senior Credit Facilities and the indenture governing the Notes. In addition, if the contingent earn-out notes are issued, the Company’s ability to pay dividends will be restricted by its obligation to make certain mandatory prepayments to the holders of such notes.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
(11) Income Taxes
     The components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
		(in 000s)
Domestic federal:
Current	$386	$18,441	$31,661
Deferred	(32,521)	41,032	31,057

	(32,135)	59,473	62,718
Domestic state
Current	(372)	8,326	5,661
Deferred	(3,930)	1,583	3,132

Total domestic	(36,437)	69,382	71,511

Foreign federal:
Current	(7)	4,399	6,413
Deferred	(881)	(842)	1,336

Total foreign	(888)	3,557	7,749

	$(37,325)	$72,939	$79,260

     A reconciliation of the (benefit) provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to (loss) income before (benefit) provision for income taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
		(in 000s)
Computed tax at statutory tax rate	$(33,839)	$68,400	$70,880
Permanent items	735	1,017	793
State income taxes, net of federal tax benefit	(2,625)	8,076	7,152
Difference between federal statutory and foreign tax rate	(242)	(862)	(323)
Change in tax reserves	442	(489)	—
Change in estimated tax rates	(2,680)	(3,241)	—
Expiration of stock appreciation rights	946	—	—
Other	(62)	38	758

(Benefit) provision for income taxes	$(37,325)	$72,939	$79,260

     The Company’s investment in its foreign subsidiary is permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. Under GAAP, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Total undistributed earnings at December 31, 2009

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and 2008 were $59.1 million and $55.4 million, respectively. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country. A hypothetical calculation of the deferred tax liability assuming that earnings were repatriated is not practicable.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at:

	December 31,
	2009	2008
	(in 000s)
Deferred tax assets:
Accruals	$23,028	$27,481
Federal tax benefit of state reserves	302	105
Deferred financing costs (derivative)	13,920	23,030
State credits	839	610
Net operating loss	23,653	—

Total deferred tax assets	61,742	51,226

Deferred tax liabilities:
Intangibles	55,884	47,073
Capitalized leases	1,289	9,553
Property and equipment	303,802	331,707
Foreign	9,466	8,956
Deferred financing costs	4,046	—

Total deferred tax liabilities	374,487	397,289

Net deferred tax liability	$312,745	$346,063

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
     The Company files income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2007 or state and local income tax examinations by tax authorities for years before 2004. With few exceptions, the Company is no longer subject to Canadian income tax examinations by tax authorities for years before 2005. The Company’s unrecognized tax benefits and accrued interest and penalties were decreased by approximately $1.3 million and $0.5 million, respectively, during 2009 as a result of the settlement of the Canadian examinations. The Company released an additional $0.9 million in unrecognized tax benefits due to a change in positions taken on prior year returns. Furthermore, the Company’s unrecognized tax benefits and accrued interest and penalties were increased by approximately $4.1 million and $0.3 million, respectively, during 2009 due to unrecognized tax benefits identified during 2009.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unrecognized
Tax Benefits
(in 000s)
Balance at January 1, 2009	$4,653
Additions based on tax positions related to the prior year	3,134
Additions based on tax positions related to the current year	1,046
Reductions based on tax positions related to prior years	(923)
Reductions for tax positions related to prior years — Settlements	(1,250)

Balance at December 31, 2009	$6,660

     The total amount of unrecognized tax benefits as of December 31, 2009 and as of December 31, 2008 was approximately $6.7 million and $4.6 million, respectively. Of the unrecognized tax benefits, $6.2 million, if recognized, would affect the effective tax rate. The Company anticipates that the total amount of unrecognized tax benefits will decrease by $5.3 million over the next twelve months. The total amount of accrued interest and penalties as of December 31, 2009 and as of December 31, 2008 was approximately $0.7 million and $0.7 million, respectively.
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
     During the fourth quarter of 2009, the Company determined that it had $6.5 million of deferred tax liabilities that were indemnified by Atlas as part of the Recapitalization. The Company accounted for this adjustment as a true-up to the Recapitalization entry by reducing deferred tax liabilities with an offsetting decrease to accumulated deficit.
     Unrecognized tax benefits and associated interest and penalties of $0.6 million as of December 31, 2009 and $2.3 million as of December 31, 2008 are indemnified by Atlas through a separate agreement with Atlas (“Indemnified Positions”). The Company has established a receivable on its financial statements for these positions. Any future increase or decrease to the Indemnified Positions would result in a corresponding increase or decrease to its receivable balance from Atlas (“Indemnification Receivable”) and would not have an effect on the Company’s income tax expense. Unrecognized tax benefits and the associated interest and penalties of $6.7 million as of December 31, 2009 and $3.0 million as of December 31, 2008 are uncertain tax positions not related to the Indemnified Positions (“Un-indemnified Positions”). Interest and penalties associated with the Un-indemnified Positions are recorded as part of income tax expense.
(12) Commitments and Contingencies
     At December 31, 2009, the Company had total available irrevocable letters of credit facilities outstanding of $38.2 million. Such irrevocable commercial and standby letters of credit facilities support various agreements, leases, and insurance policies. The total outstanding letters of credit include amounts with various suppliers that guarantee payment of rental equipment purchases upon reaching the specified payment date.
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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(13) Leases
     Included in property and equipment in the consolidated balance sheets are the following assets held under capital leases at:

	December 31,
	2009	2008
	(in 000s)
Leased equipment	$183,225	$217,739
Less accumulated depreciation and amortization	(95,053)	(90,435)

Leased equipment	$88,172	$127,304

     Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2016 at variable interest rates. Capital lease obligations amounted to $84.8 million and $124.1 million at December 31, 2009 and 2008, respectively.
     The Company also rents equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases amounted to $51.4 million, $52.8 million and $46.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Future minimum lease payments, by year and in the aggregate, for capital leases are as follows at:

December 31,
(in 000s)
2010	$27,600
2011	21,692
2012	16,111
2013	11,250
2014	6,274
Thereafter	2,546

Total minimum lease payments	$85,473

Less amount representing interest (0.38% at December 31, 2009)	(640)

Capital lease obligations	$84,833

     Future minimum lease payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more are as follows at:

December 31,
(in 000s)
2010	$51,442
2011	44,796
2012	34,139
2013	21,689
2014	11,751
Thereafter	18,422

Total minimum lease payments	$182,239

Less amount representing executed subleases	(3,815)

Total minimum lease payments, net of subleases	$178,424

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(14) Legal and Insurance Matters
     The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, and insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has recorded accrued liabilities of $30.0 million and $37.2 million at December 31, 2009 and 2008, respectively, to cover the uninsured portion of estimated costs arising from these pending claims and other potential unasserted claims. The Company records claim recoveries from third parties when such recoveries are certain of being collected.
(15) Affiliated Company Transactions
     Sales and rentals to affiliated companies of $419,000, $39,000 and $134,000 in 2009, 2008 and 2007, respectively, are included in revenues in the accompanying consolidated statements of operations. Amounts paid to affiliates for rental equipment and other purchases and for equipment rental were $14.5 million, $21.9 million and $40.2 million in 2009, 2008 and 2007, respectively. Affiliated payables were $5.0 million and $4.1 million at December 31, 2009 and 2008, respectively.
     As part of the Recapitalization, Atlas assumed certain liabilities of the Company existing on the closing date, including tax liabilities for personal property and real estate. Additionally, Atlas agreed to indemnify the Company of any and all liabilities for income taxes which are imposed on the Company for a taxable period prior to the closing date of the Recapitalization. As the legal obligation for any such payments still resides with the Company, on the date of the Recapitalization, the Company recorded a receivable for any recorded liabilities to be paid by Atlas. At December 31, 2009 and 2008, the Company had receivables of $0.9 million and $2.5 million, respectively, for such amounts, which are recorded within other assets in the consolidated balance sheets.
     During the year ended December 31, 2008, Atlas paid $0.7 million on the Company’s behalf. These amounts had been included in the December 31, 2008 Indemnification Receivable. Additionally, in 2007, the Company recorded a $4.5 million capital contribution for an additional indemnification payment received from Atlas related to the modification of certain software agreements pursuant to the Recapitalization.
     On the Recapitalization closing date, the Company entered into a monitoring agreement with the Sponsors, pursuant to which the Sponsors would provide the Company with financial, management advisory and other services. The agreement was terminated on May 29, 2007 upon the closing of the Company’s initial public offering. During the year ended December 31, 2007, the Company paid $23.0 million to the Sponsors under the monitoring agreement. Included in the 2007 amount is a termination fee of $20.0 million that RSC Holdings paid to the Sponsors in connection with the closing of the initial public offering of RSC Holdings common stock on May 29, 2007, to terminate this monitoring agreement. Additionally, upon termination of the monitoring agreement, the Company entered into a cost reimbursement agreement with the Sponsors pursuant to which they will be reimbursed for expenses incurred in connection with their provision of certain advisory and other services. For each of the years ended December 31, 2009 and 2008 the Company paid the Sponsors approximately $12,000 and $96,000, respectively, under this agreement.
(16) Employee Benefit Plans
     The Company currently sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company also sponsors a defined contribution pension plan for the benefit of full-time employees of its Canadian subsidiary. Under these plans, the Company matches a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $5.5 million, $7.0 million and $6.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     The Company sponsors a deferred compensation plan whereby amounts earned and contributed by an employee are invested and held in a Company created “rabbi trust”. Rabbi trusts are employee directed and administered by a third party. As the assets of the trust are available to satisfy the claims of general creditors in the event of Company bankruptcy, the amounts held in the trust are accounted for as an investment and a corresponding liability in the accompanying consolidated balance sheets and amounted to $2.2 million and $1.8 million at December 31, 2009 and 2008, respectively.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(17) Share-Based Compensation Plans
     Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company did not grant any employee stock options prior to the Recapitalization in November 2006.
     Stock Incentive Plan
     After the Recapitalization, RSC Holdings adopted the RSC Holdings Inc. Amended and Restated Stock Incentive Plan, (the “Plan”) which provides for the grant of non qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units deferred shares and may offer common shares for purchase by the Company’s eligible employees and directors. The Board of Directors administers the Plan, which was adopted in December 2006 and amended and restated in May 2007 and April 2008. In April 2008, the Plan was amended to provide for the issuance of an additional 3,600,000 shares. There are 10,982,943 shares of common stock authorized under the Plan of which 3,778,256 remain available at December 31, 2009. The exercise price for stock options granted under the Plan will be no less than market value on the date of grant. Options granted under the Plan generally vest ratably over a four or five-year vesting period and have a ten-year contractual term. In addition to the service based options, RSC Holdings also granted performance based options in 2006 with equivalent terms to those described above except that the annual vesting is contingent on the Company achieving certain defined performance targets.
     The fair values of option awards are estimated using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is estimated through a review of the Company’s historical stock price volatility and that of the Company’s competitors, adjusted for future expectations. Expected term, which represents the period of time that options granted are expected to be outstanding, is estimated using expected term data disclosed by comparable companies and through a review of other factors expected to influence behavior such as expected volatility. Groups of employees that are expected to have similar exercise behavior are considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve.

	Years Ended December 31,
	2009	2008	2007
Expected volatility	68.0%	51.1%	40.0%
Dividend yield	—	—	—
Expected term (in years)	5.2	4.4	4.2
Risk-free interest rate	2.4%	1.8%	3.9%
Weighted average grant date fair value of options granted	$4.55	$3.43	$5.19

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The following table summarizes stock option activity:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(Years)	(in 000s)
Outstanding January 1, 2007	4,395,921	$6.52
Granted	714,000	13.82
Exercised	—
Forfeited or expired	(206,529)	6.52

Outstanding December 31, 2007	4,903,392	7.58
Granted	2,029,507	7.99
Exercised	(225,751)	6.52
Forfeited or expired	(982,826)	7.84

Outstanding December 31, 2008	5,724,322	7.72
Granted	838,400	7.74
Exercised	(39,235)	6.52
Forfeited or expired	(634,413)	7.80

Outstanding December 31, 2009	5,889,074	7.73	8.0	$1,528

Exercisable at December 31, 2009	1,821,388	7.85	7.5	$603
     A total of 39,235 options were exercised in the year ended December 31, 2009 and the Company received cash of $0.3 million. The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder. The aggregate intrinsic value of the options exercised during the year was $0.1 million.
     The grant date fair value of the Company’s stock-based awards, adjusted for expected forfeitures, is amortized to expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of December 31, 2009, the Company had $10.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan that will be recognized on a straight line basis over the requisite service and performance periods. That cost is expected to be recognized over a weighted-average period of 2.5 years.
     During the years ended December 31, 2009 and 2008, the Company granted an aggregate of 41,616 and 18,003 Restricted Stock Units (“RSU’s), respectively to the Company’s three independent Directors under the Plan. The RSU’s are fully vested and outstanding at December 31, 2009 and the total compensation recognized in 2009 and 2008 was $0.3 million and $0.2 million, respectively.
     For the years ended December 31, 2009, 2008 and 2007, total share-based compensation expense was $4.2 million, $3.0 million and $4.3 million, respectively.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(18) Business Segment and Geographic Information
     The Company manages its operations on a geographic basis. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar economic characteristics. These characteristics include similar products and services, processes for delivering these services, types of customers and long-term average gross margins.
     The Company operates in the United States and Canada. Revenues are attributable to countries based on the location of the customers. The information presented below shows geographic information relating to revenues from external customers:

	Years Ended December 31,
	2009	2008	2007
	(in 000s)
Revenues from external customers:
Domestic	$1,216,259	$1,667,218	$1,682,279
Foreign	67,195	97,951	86,903

Total	$1,283,454	$1,765,169	$1,769,182

     The information presented below shows geographic information relating to rental equipment and property and equipment at:

	December 31,
	2009	2008
	(in 000s)
Rental equipment, net
Domestic	$1,311,775	$1,688,579
Foreign	73,224	78,399

Total	$1,384,999	$1,766,978

Property and equipment, net
Domestic	$115,279	$162,039
Foreign	7,918	9,117

Total	$123,197	$171,156

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(19) Selected Unaudited Quarterly Financial Data (in 000s, except per share amounts)

	Three months ending
2009	March 31	June 30	September 30	December 31
Total revenues	$351,273	$326,558	$315,564	$290,059
Gross profit	70,739	70,210	67,780	55,179
Loss before benefit for income taxes	(21,177)	(16,517)	(12,869)	(46,122)
Net loss available for common stockholders	(13,504)	(11,490)	(5,835)	(28,531)
Basic and diluted net loss per common share	(13.50)	(11.49)	(5.84)	(28.53)

		Three months ending
2008	March 31	June 30	September 30	December 31
Total revenues	$422,093	$449,017	$466,867	$427,192
Gross profit	142,256	167,794	168,447	136,685
Income before provision for income taxes	36,620	65,712	61,674	31,422
Net income available for common stockholders	22,345	40,077	42,349	17,718
Basic and diluted net income per common share	22.34	40.08	42.35	17.72
     Diluted net (loss) income per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year diluted net (loss) income per common share amounts.