Form 10-K/A
period 2009-12-31
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2010-02-18
CIK 1406578, 1406579

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
Documents Incorporated by Reference: None.

Explanatory Note
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the U.S. Securities and Exchange Commission on February 16, 2010 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct a clerical error in the calculation of free cash flow for the year ended December 31, 2007 as presented on page 45 of the Original Filing. We have made no other changes to the Original Filing. All information in this Form 10-K/A is as of December 31, 2009, and does not reflect any subsequent information or events other than the changes mentioned above.

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

     The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP:

	Years Ended December 31,
	2009	2008	2007
	(in 000s)

Net cash provided by operating activities	$269,956	$363,439	$509,554

Purchases of rental equipment	(46,386)	(258,660)	(580,194)
Purchases of property and equipment	(4,952)	(15,319)	(20,674)
Proceeds from sales of rental equipment	158,482	125,443	145,358
Proceeds from sales of property and equipment	12,493	6,544	11,320
Insurance proceeds from rental equipment and property claims	5,267	—	—

Net capital inflows (expenditures)	124,904	(141,992)	(444,190)

Free cash flow	$394,860	$221,447	$65,364

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on February 18, 2010.

RSC HOLDINGS III, LLC RSC EQUIPMENT RENTAL, INC.
By:	/s/ Erik Olsson
	Name:	Erik Olsson
	Title:	Chief Executive Officer and President

POWER OF ATTORNEY
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Erik Olsson Erik Olsson	Chief Executive Officer, President and Director* (Principal Executive Officer)	February 18, 2010

/s/ David Mathieson David Mathieson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 18, 2010

+ Denis Nayden	Chairman of the Board, Director*	February 18, 2010

+ J. Taylor Crandall	Director*	February 18, 2010

+ Edward Dardani	Director*	February 18, 2010

+ Pierre Leroy	Director*	February 18, 2010

+ John R. Monsky	Director*	February 18, 2010

+ James Ozanne	Director*	February 18, 2010

+ Donald C. Roof	Director*	February 18, 2010

+By: /s/ Erik Olsson		February 18, 2010
Erik Olsson
Attorney-in-Fact

*	Member of the Board of Directors of RSC Holdings Inc. and RSC Equipment Rental, Inc. RSC Holdings III, LLC is an indirect, wholly-owned subsidiary of RSC Holdings Inc. and the board functions of RSC Holdings III, LLC are performed by RSC Holdings Inc.

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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	First Amendment to Credit Agreement, dated as of June 26, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time	8-K	333-144625	10.1	7/2/2009

10.18	Second Amendment to Credit Agreement, dated as of July 30, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto from time to time	8-K	333-144625	10.1	7/31/2009

10.19	First Amendment to Second-Lien Term Loan Credit Agreement, dated as of August 21, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the other financial institutions party thereto	8-K	333-144625	10.1	8/24/2009

10.20	First Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. collateral agent and U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto	8-K	333-144625	10.1	11/17/2009

10.21	Second Amendment to Second-Lien Term Loan Credit Agreement, dated as of November 9, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the other financial institutions party thereto	8-K	333-144625	10.2	11/17/2009

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

+	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX (CONTINUED)

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RSC Holdings III, LLC or RSC Equipment Rental, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.

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