Form 10-Q
period 2010-03-31
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2010-04-23
CIK 1406578, 1406579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐       No ☑
As of April 20, 2010 there were 1,000 shares of no par value Common Stock outstanding.

i

Introductory Note
     Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, (i) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, (ii) “RSC Holdings” means RSC Holdings Inc., our ultimate parent company, (iii) “we,” “us” and “our” means RSC Holdings III, LLC and, RSC and its consolidated subsidiaries, and, when used in connection with disclosure relating to our publicly traded equity securities, RSC Holdings, except as otherwise set forth in this Quarterly Report on Form 10-Q.
Cautionary Note for Forward-Looking Information
     All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “plan”, “seek”, “will”, “should”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology.
     Forward-looking statements include the statements in this Quarterly Report on Form 10-Q regarding, among other things: management forecasts; efficiencies; cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain liquidity during adverse economic cycles and unfavorable external events; our business strategy; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; and refinancing of existing debt.
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:
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
     In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report on Form 10-Q might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the filing date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$7,862	$4,535
Accounts receivable, net of allowance for doubtful accounts of $10,878 and $10,741 at March 31, 2010 and December 31, 2009, respectively	175,418	181,975
Inventory	13,961	14,421
Rental equipment, net of accumulated depreciation of $1,040,400 and $1,016,606 at March 31, 2010 and December 31, 2009, respectively	1,340,941	1,384,999
Property and equipment, net of accumulated depreciation of $186,673 and $180,495 at March 31, 2010 and December 31, 2009, respectively	114,377	123,197
Goodwill and other intangibles, net	939,872	940,063
Deferred financing costs	52,617	55,539
Other assets	23,440	23,537

Total assets	$2,668,488	$2,728,266

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$81,438	$46,275
Accrued expenses and other liabilities	180,528	173,496
Debt	2,126,842	2,172,109
Deferred income taxes	289,488	312,745

Total liabilities	2,678,296	2,704,625

Commitments and contingencies

Common stock, no par value, (1,000 shares authorized, issued and outstanding at March 31, 2010 and December 31, 2009)	289,439	288,761
Accumulated deficit	(297,143)	(259,315)
Accumulated other comprehensive loss	(2,104)	(5,805)

Total stockholders’ (deficit) equity	(9,808)	23,641

Total liabilities and stockholders’ (deficit) equity	$2,668,488	$2,728,266

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Equipment rental revenue	$222,213	$287,470
Sale of merchandise	11,421	13,900
Sale of used rental equipment	27,106	49,903

Total revenues	260,740	351,273

Cost of revenues:
Cost of equipment rentals, excluding depreciation	131,226	149,479
Depreciation of rental equipment	66,645	75,263
Cost of merchandise sales	8,074	10,000
Cost of used rental equipment sales	24,637	45,792

Total cost of revenues	230,582	280,534

Gross profit	30,158	70,739

Operating expenses:
Selling, general and administrative	33,778	39,513
Depreciation and amortization of non-rental equipment and intangibles	10,057	11,782
Other operating (gains) losses, net	(2,312)	108

Total operating expenses, net	41,523	51,403

Operating (loss) income	(11,365)	19,336
Interest expense, net	49,793	40,210
Other (income) expense, net	(199)	303

Loss before benefit for income taxes	(60,959)	(21,177)
Benefit for income taxes	(23,131)	(7,673)

Net loss	$(37,828)	$(13,504)

Weighted average shares outstanding used in computing net loss per common share:
Basic and diluted	1,000	1,000

Net loss per common share:
Basic and diluted	$(37.83)	$(13.50)

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(37,828)	$(13,504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,702	87,045
Amortization of deferred financing costs	3,173	2,603
Amortization of original issue discount	268	—
Share-based compensation expense	663	1,132
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(2,608)	(3,208)
Deferred income taxes	(23,666)	(12,287)
Gain on insurance settlement	(1,736)	—
Interest expense on hedge ineffectiveness	85	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,372	66,837
Inventory	485	1,679
Other assets	160	5,321
Accounts payable	35,382	(60,287)
Accrued expenses and other liabilities	7,029	(9,201)

Net cash provided by operating activities	65,481	66,130

Cash flows from investing activities:
Purchases of rental equipment	(44,906)	(8,591)
Purchases of property and equipment	(331)	(1,107)
Proceeds from sales of rental equipment	27,106	49,903
Proceeds from sales of property and equipment	1,296	3,459
Insurance proceeds from rental equipment and property claims	1,736	2,000

Net cash (used in) provided by investing activities	(15,099)	45,664

Cash flows from financing activities:
Proceeds from Senior ABL Revolving Facility	35,000	30,816
Payments on Senior ABL Revolving Facility	(73,000)	(133,038)
Payments on Senior ABL Term Loan	—	(625)
Payments on capital leases and other debt	(9,020)	(9,969)
Payments for deferred financing costs	(624)	(275)
Proceeds from stock option exercises	15	256
Decrease in outstanding checks in excess of cash balances	—	(1,069)

Net cash used in financing activities	(47,629)	(113,904)

Effect of foreign exchange rates on cash	574	(25)

Net increase (decrease) in cash and cash equivalents	3,327	(2,135)
Cash and cash equivalents at beginning of period	4,535	13,670

Cash and cash equivalents at end of period	$7,862	$11,535

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$36,831	$32,715
Cash received for taxes, net	406	5,577

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$1,484	$692
Accrued deferred financing costs	260	—
See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
Business and Basis of Presentation
     Description of Business
     RSC Holdings, III, LLC and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. The Company is a wholly owned subsidiary of RSC Holdings Inc. (“RSC Holdings”). RSC Holdings III, LLC is a limited liability company that does not have a Board of Directors, its business and affairs are managed by the Board of Directors of RSC Holdings, its ultimate parent. At March 31, 2010, the Company’s total assets were $2,668.5 million of which 95.3% and 4.7% were employed in the Company’s U.S. and Canadian operations, respectively. For the three months ended March 31, 2010, the Company generated approximately 85.2% of its revenues from equipment rentals, and it derived the remaining 14.8% of its revenues from sales of used equipment, merchandise and other related items.
     Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K/A for the year ended December 31, 2009 (the “2009 Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial results for the interim periods presented. Interim results of operations are not necessarily indicative of full year results. Certain information and note disclosures have been condensed or omitted as permitted under Securities and Exchange Commission (“SEC”) rules and regulations governing the preparation of interim financial reporting on Form 10-Q; as such, this Quarterly Report on Form 10-Q should be read in conjunction with the 2009 Form 10-K.
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
Recent Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The guidance was effective immediately and the Company has adopted this new guidance.
     In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. Specifically, the guidance requires new disclosures for transfers in and out of levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity associated with level 3 fair value measurements. The new disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2009, had no impact on the Company’s disclosures at March 31, 2010.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after January 1, 2011. The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.
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
     The fair values of the Company’s 2014 Senior Unsecured Notes (the “2014 Notes”), 2017 Senior Secured Notes (the “2017 Notes”) and 2019 Senior Unsecured Notes (the “2019 Notes”) (collectively, the “Notes”) are based on quoted market prices. The fair value of the Company’s Second Lien Term Facility is also based on quoted market prices. The fair value of the Company’s Senior ABL Revolving Facility is estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The fair value of capital lease obligations approximates the carrying value due to the fact that the underlying instruments include provision to adjust interest rates to approximate fair market value.
     See Note 5 for additional fair market information related to debt instruments and Note 7 for additional fair value information about other financial instruments.
(3) Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) components as of March 31, 2010 were as follows:

		Fair
		Market	Accumulated
	Foreign	Value	Other
	Currency	of Cash Flow	Comprehensive
	Translation	Hedges	Income (Loss)
	(in 000s)
Balance at December 31, 2009	$15,967	$(21,772)	$(5,805)
Foreign currency translation	3,567	—	3,567
Change in fair value of cash flow hedges, net of tax	—	134	134

Balance at March 31, 2010	$19,534	$(21,638)	$(2,104)

Comprehensive loss was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in 000s)
Net loss	$(37,828)	$(13,504)
Currency translation adjustments	3,567	(2,043)
Change in fair value of cash flow hedges, net of tax	134	(1,232)

Comprehensive loss	$(34,127)	$(16,779)

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
     During the three months ended March 31, 2010, the Company did not close or consolidate any locations. During the year ended December 31, 2009, the Company closed or consolidated 24 locations. The closed location reserves at December 31, 2009, consist of unpaid obligations for employee termination costs, costs to terminate operating leases prior to the end of their contractual lease term, estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company, freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. During the three months ended March 31, 2010, the Company reduced its closed location reserves by $0.2 million due primarily to the execution of subleases containing favorable contractual terms relative to those used to estimate the reserves. Although the Company does not expect to incur additional material charges for location closures occurring prior to March 31, 2010, additional charges are possible to the extent that actual future settlements differ from our estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.
     Closed location charges (to be cash settled) by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit and	Employee
	Other Related Costs	Termination
	(a)	Costs (b)	Other Exit Costs (c)	Total
Closed location reserves at December 31, 2009	$(6,492)	$(122)	$—	$(6,614)
Charges incurred to close locations	—	—	—	—
Cash payments	709	90	—	799
Adjustments to reserve	191	(20)	—	171

Closed location reserves at March 31, 2010	$(5,592)	$(52)	$—	$(5,644)

(a)	Lease exit and other related costs are included within cost of equipment rentals in the condensed consolidated statements of operations. The lease exit portion of the closed location reserves at March 31, 2010 are expected to be paid over the remaining contractual term of the leases, which range from two to 96 months.

(b)	Employee termination costs primarily consist of severance payments and related benefits. For the three months ended March 31, 2010, these costs are included within cost of equipment rentals in the condensed consolidated statements of operations.

(c)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. No costs for these activities were incurred in the three months ended March 31, 2010.
     During the three months ended March 31, 2010, the Company also recognized $1.4 million of other severance costs not directly associated with location closures. Of the additional severance expense recognized, $0.1 million is included within cost of equipment rentals and $1.3 million is included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(5) Debt
     Debt consists of the following at:

			March 31,		December 31,
			2010		2009
			Deferred
			Financing
	Interest Rate (a)	Maturity Date	Costs	Debt	Debt
				(in 000s)
Senior ABL Revolving Facility	5.21%	(b)	$18,462	$363,195	$401,195
Second Lien Term Facility	9.83%	Nov. 2013	6,504	479,395	479,395
2014 Notes	9.50%	Dec. 2014	13,729	620,000	620,000
2017 Notes	10.50%	Jul. 2017	8,986	400,000	400,000
2019 Notes	10.50%	Nov. 2019	4,936	200,000	200,000
Capitalized lease obligations	0.57%	Various	—	77,298	84,833

Total			$52,617	2,139,888	2,185,423

Original issue discounts (c)	n/a	n/a		(13,046)	(13,314)

Total, net				$2,126,842	$2,172,109

(a)	Estimated interest presented is the effective interest rate as of March 31, 2010 including the effect of original issue discounts, where applicable, and excluding the effect of deferred financing costs.

(b)	Of the outstanding balance on the Senior ABL Revolving Facility at March 31, 2010, $93.7 million is due November 2011 (the “Non-Extending” portion) with the remaining $269.5 million due August 2013 (the “Extending” portion).

(c)	The original issue discount represents the unamortized difference between the $400.0 million aggregate principal amount of the 2017 Notes and the proceeds received upon issuance and the unamortized difference between the $200.0 million aggregate principal amount of the 2019 Notes and the proceeds received upon issuance.
     As of March 31, 2010, the Company had $558.3 million available for borrowing under the Senior ABL Revolving Facility. A portion of the Senior ABL Revolving Facility is available for swingline loans and for the issuance of letters of credit. The Company is in compliance with all applicable debt covenants as of March 31, 2010.
     As of March 31, 2010, the estimated fair value of the Company’s debt was as follows (in 000s):

Fair Value
Senior ABL Revolving Facility	$363,195
Second Lien Term Facility	459,021
2014 Notes	616,900
2017 Notes	425,000
2019 Notes	201,000
Capitalized lease obligations	77,298

Total	$2,142,414

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
     In September 2007, the Company entered into four forward-starting interest rate swap agreements under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at March 31, 2010. The agreements were designed to cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66%, and $200.0 million is for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis. In October 2009, the Company reduced the notional amount of one interest rate swap from $100.0 million to approximately $71.5 million thereby reducing the combined notional amount from $700.0 million to $671.5 million. In November 2009, the Company entered into two additional interest rate swap agreements under which it exchanged fixed-rate interest payments for floating-rate interest payments (the “reverse swaps”). The reverse swaps cover a combined notional amount of debt totaling $192.1 million, of which $20.6 million is for a three-year period with a fixed interest rate of 1.51%, and $171.5 million is for a one-year period with a fixed interest rate of 0.32%. The reverse swaps are intended to offset a portion of the fixed-rate payments the Company is making under swap agreements that were de-designated as cash flow hedges in November 2009 upon the Company prepaying $192.1 million of principal on the Second Lien Term Facility using proceeds from the issuance of the 2019 Notes.
     The Company entered into an additional interest rate swap agreement in January 2008, under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. This swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL Revolving Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin. The borrowing margin on the Extending portion of the outstanding Senior ABL Revolving Facility was 3.75% for the LIBOR option and the borrowing margin on the Non-Extending portion of the outstanding Senior ABL Revolving Facility was 2.0% for the LIBOR option at March 31, 2010. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis.
     The Company presents derivatives in the consolidated balance sheet as either assets or liabilities depending on the rights or obligations under the contract. Derivatives are measured and reported in the consolidated balance sheets at fair value. At March 31, 2010 and December 31, 2009, the Company’s interest rate swaps were in a liability position and reported at fair value within accrued expenses and other liabilities in the condensed consolidated balance sheets.
     The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. For each of the Company’s four interest rate swaps that were executed in September 2007 as well as the interest rate swap that was executed in January 2008, the Company determined at inception that the hedging relationships were expected to be highly effective in mitigating the exposure to variability in expected cash flows arising from the Company’s floating-rate debt. As a result, the Company initially concluded that the interest rate swaps are hedges of specified cash flows. An assessment of the effectiveness of derivative instruments designated as cash flows hedges is performed at inception and on an ongoing basis. The Company evaluates the effectiveness of its interest rate swaps on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive income (loss) for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the derivatives

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
qualifying as cash flow hedges totaled $147,000 and $62,000 at March 31, 2010 and December 31, 2009, respectively.
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
     The fair value of the liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments designated as hedging instruments and recognized within accumulated other comprehensive loss (“OCL”) were as follows (in 000s):

	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
			Loss in
			accumulated OCL	Loss in
	Fair Value of	Fair Value of	(net of tax)	accumulated OCL
Derivative Type	Swap Liabilities	Swap Liabilities	(b)	(net of tax)
Interest rate swaps designated as hedges (a)	$35,621	$35,755	$21,638	$21,772
Interest rate swaps not designated as hedges (a)	$5,212	$7,068	N/A	N/A

(a)	See Note 7 for further discussion on measuring fair value of the interest rate swaps.

(b)	The Company estimates that approximately $11.7 millions of losses in accumulated other comprehensive loss at March 31, 2010 will be reclassified into earnings during the next twelve months.
     The effect of derivative instruments on comprehensive loss for the three months ended March 31, 2010 was as follows (in 000s):

		Loss reclassified	Loss
	Loss recognized in	from accumulated	recognized on
	accumulated OCL	OCL into expense	ineffective portion
Derivative Type	(net of tax)	(net of tax)	of derivative
Interest rate swaps	$4,008	$4,142	$85
     For the three months ended March 31, 2010, the Company recognized a loss of $0.1 million on interest rate swaps not designated as hedging instruments.
(7) Fair Value
     Measurements
     Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. U.S. Generally Accepted Accounting Principles (“GAAP”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Liabilities measured at fair value on a recurring basis as of March 31, 2010 are as follows (in 000s):

Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Interest rate derivatives (a)	$40,833	$—	$40,833	$—

(a)	The Company’s interest rate derivative instruments are not traded on a market exchange and therefore the fair values are determined using valuation models which include assumptions about the Company’s credit risk and interest rates based on those observed in the underlying markets (LIBOR swap rate).
     As of March 31, 2010, no assets were measured at fair value on a recurring basis and no assets or liabilities were measured at fair value on a nonrecurring basis.
(8) Income Tax
     The Company recognized a tax benefit of $23.1 million and $7.7 million in the three months ended March 31, 2010 and 2009, respectively. The effective tax rate was 37.9% and 36.2% during the three months ended March 31, 2010 and 2009, respectively. These rates differ from the statutory rate of 35% primarily as a result of certain non-deductible permanent items and state income taxes. The increase in the effective tax rate for the three months ended March 31, 2010 is due primarily to the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Statements in this management’s discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. See “Cautionary Note for Forward-Looking Information” on page 1 of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in, or implied by, any forward-looking statements.
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our 2009 Form 10-K, the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three months ended March 31, 2010 included in this Quarterly Report on Form 10-Q.
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 462 rental locations across ten regions in 40 U.S. states and three Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations.
     For the three months ended March 31, 2010 and March 31, 2009, we generated approximately 85.2% and 81.8% of our revenues from equipment rentals, respectively, and we derived the remaining 14.8% and 18.2% of our revenues from sales of used equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, loss before benefit for income taxes and net loss for the three months ended March 31, 2010 and 2009 (in 000s):

	Three Months Ended March 31,
	2010	2009
Total revenues	$260,740	$351,273
Loss before benefit for income taxes	(60,959)	(21,177)
Net loss	(37,828)	(13,504)
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

	Three Months Ended March 31,
	2010	2009
Adjusted EBITDA (in millions) (a)	$66.0	$107.5
Fleet utilization (b)	54.8%	57.8%
Average fleet age at period end (months)	42	34
Original equipment fleet cost (in millions) (c)	$2,301	$2,560

(a)	Defined as consolidated net loss before net interest expense, income taxes and depreciation and amortization and before certain other items, including, share-based compensation and other (income) expense, net. Adjusted EBITDA is not a recognized measure under GAAP. See reconciliation between net loss and Adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost “OEC”) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on OEC) during the relevant period.

(c)	Defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.
     For the three months ended March 31, 2010, our adjusted EBITDA decreased $41.5 million, or 38.6%, from $107.5 million in the first quarter of 2009 to $66.0 million in the first quarter of 2010. The decrease was due to a decline in equipment rental margins, which were driven by a 22.7% decrease in equipment rental revenue offset by a 12.2% decrease in cost of equipment rentals, excluding depreciation. The decrease in equipment rental revenue was due to a decline in both rental volume and rental rates. The percentage decrease in cost of equipment rentals, excluding depreciation was consistent with the decrease in rental volume.
     For the three months ended March 31, 2010, our utilization decreased 300 basis points, as compared to the same prior year period. The decrease was primarily attributable to lower demand for our rental equipment brought on by a weakening of demand in the non-residential construction market and to a lesser extent, a weakening of demand in the industrial or non-construction markets. This weakening of demand began in 2008, worsened in 2009 and continued into the first quarter of 2010 as utilization for the three months ended March 31, 2010 was lower than the comparable prior year period. Despite the lower overall utilization, improved market conditions were visible as fleet on rent increased 21% during the three months ended March 31, 2010 as compared to a 7% decline during the three months ended March 31, 2009.
     Average fleet age at March 31, 2010 was 42 months, up eight months, from 34 months at March 31, 2009. The increase in 2010 resulted from a reduction in capital expenditures during 2009. During times of weakening demand, we deliberately allow our equipment to age and reduce capital expenditures in order to maximize cash flow.
     Original equipment fleet cost at March 31, 2010 was $2,301 million, down 10.1%, from $2,560 million at March 31, 2009. The decrease in 2010 is due primarily to an increase in the sale of used rental equipment relative to capital expenditures for the twelve months ended March 31, 2010.
Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the industrial or non-construction markets and the non-residential construction market. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     Non-residential construction markets generated approximately 36% of our rental revenues during the three months ended March 31, 2010. In the beginning of 2008, we began to see a weakening of demand in the non-residential construction market which resulted in a decrease in the demand for our rental equipment and downward pressure on our rental rates. These trends accelerated in the fourth quarter of 2008 and continued to worsen throughout 2009 with demand and pricing falling below prior year levels. Although demand continued its seasonal quarterly sequential decline in the first quarter of 2010 as compared to the fourth quarter of 2009, fleet on rent increased 21% during the three months ended March 31, 2010 as compared to a decline of 7% during the three months ended March 31, 2009.
     Our business with industrial or non-construction customers, which accounted for approximately 61% of our rental revenues during the three months ended March 31, 2010, is less exposed to cyclicality than the non-residential construction market as we tap into those customers’ maintenance, repairs and capital improvement budgets.

Demand in the industrial or non-construction markets weakened throughout 2009, however, not to the same extent as the non-residential construction market. Demand in the industrial or non-construction markets is also expected to be down in the first half of 2010 as compared to the first half of 2009, however, not to the same extent as the non-residential construction market. During the remainder of 2010, we expect utilization and fleet on rent to improve to levels above 2009; however, pricing is expected to remain challenging as industry-wide fleet levels continue to exceed demand.
     We continue to respond to the economic slowdown by employing a number of financial and operational measures, which include the following:
•	closing under-performing locations and redeploying rental fleet to more profitable locations with higher demand;

•	expanding and diversifying our presence in industrial or non-construction markets, which historically tend to place a heightened emphasis on maintenance during times of economic slowdowns;

•	adjusting capital expenditures to meet changes in demand for our rental equipment;

•	reducing headcount;

•	divesting excess rental fleet, which generates cash and improves fleet utilization;

•	slowing sales of used equipment, allowing our average fleet age to increase, which enables us to retain fleet we will need when the economic situation improves;

•	utilizing excess cash flow to repay outstanding amounts on our Senior ABL Revolving Facility;

•	evaluating additional opportunities to restructure our debt to extend existing maturities and replace shorter term obligations with longer term obligations; and

•	implementing cost reduction measures throughout our business.
Factors Affecting Our Results of Operations
     Our revenues and operating results are driven in large part by activities in the industrial or non-construction markets and the non-residential construction market. These markets are cyclical with activity levels that tend to increase in line with growth in gross domestic product and decline during times of economic weakness; however, industrial or non-construction markets are historically less exposed to cyclicality than non-residential construction markets. In addition, activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country. This results in changes in demand for our rental equipment. The cyclicality and seasonality of the equipment rental industry result in variable demand and, therefore, our revenues and operating results may fluctuate from period to period.

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
     Other operating (gains) losses, net are gains and losses resulting from the disposition of non-rental assets. Other operating gains and losses represent the difference between proceeds received upon disposition of non-rental assets (if any) and the net book value of the asset at the time of disposition. Other operating (gains) losses, net also include insurance proceeds from rental and equipment claims in excess of losses incurred.

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	March 31,		March 31,		Increase (decrease)
	2010	2009	2010	2009	2010 versus 2009
	(unaudited)
Revenues:
Equipment rental revenue	$222,213	$287,470	85.2%	81.8%	$(65,257)	(22.7)%
Sale of merchandise	11,421	13,900	4.4	4.0	(2,479)	(17.8)
Sale of used rental equipment	27,106	49,903	10.4	14.2	(22,797)	(45.7)

Total revenues	260,740	351,273	100.0	100.0	(90,533)	(25.8)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	131,226	149,479	50.3	42.6	(18,253)	(12.2)
Depreciation of rental equipment	66,645	75,263	25.6	21.4	(8,618)	(11.5)
Cost of merchandise sales	8,074	10,000	3.1	2.8	(1,926)	(19.3)
Cost of used rental equipment sales	24,637	45,792	9.4	13.0	(21,155)	(46.2)

Total cost of revenues	230,582	280,534	88.4	79.9	(49,952)	(17.8)

Gross profit	30,158	70,739	11.6	20.1	(40,581)	(57.4)

Operating expenses:
Selling, general and administrative	33,778	39,513	13.0	11.2	(5,735)	(14.5)
Depreciation and amortization of non-rental equipment and intangibles	10,057	11,782	3.9	3.4	(1,725)	(14.6)
Other operating (gains) losses, net	(2,312)	108	(0.9)	—	(2,420)	n/a

Total operating expenses, net	41,523	51,403	15.9	14.6	(9,880)	(19.2)

Operating (loss) income	(11,365)	19,336	(4.4)	5.5	(30,701)	n/a
Interest expense, net	49,793	40,210	19.1	11.4	9,583	23.8
Other (income) expense, net	(199)	303	(0.1)	0.1	(502)	n/a

Loss before benefit for income taxes	(60,959)	(21,177)	(23.4)	(6.0)	(39,782)	n/a
Benefit for income taxes	(23,131)	(7,673)	(8.9)	(2.2)	(15,458)	n/a

Net loss	$(37,828)	$(13,504)	(14.5)%	(3.8)%	$(24,324)	n/a

     Total revenues decreased $90.5 million, or 25.8%, from $351.3 million for the three months ended March 31, 2009 to $260.7 million for the three months ended March 31, 2010. Equipment rental revenue decreased $65.3 million, or 22.7%, from $287.5 million for the three months ended March 31, 2009 to $222.2 million for the three months ended March 31, 2010. The decrease in equipment rental revenue is primarily the result of a $36.8 million, or 12.8%, decrease in rental volume and a $28.5 million, or 9.9%, decrease in rental rates. The decrease in rental volume is net of a $2.6 million increase due to currency rate changes.
     Sale of merchandise revenues decreased $2.5 million, or 17.8%, from $13.9 million for the three months ended March 31, 2009 to $11.4 million for the three months ended March 31, 2010. The decrease is due primarily to a decline in rental volume and our shift towards industrial markets. Sales of merchandise revenues are generally higher in non-residential construction markets than in industrial or non-construction markets.
     Revenues from the sale of used rental equipment decreased $22.8 million, or 45.7%, from $49.9 million for the three months ended March 31, 2009 to $27.1 million for the three months ended March 31, 2010. Throughout 2009, we continued our initiative to aggressively sell used equipment, which began in the fourth quarter of 2008, in response to a drop in rental demand that was greater than the normal seasonal decline. During the first quarter of

2010, we intentionally slowed our sales of used rental equipment to preserve fleet in anticipation of rising demand in the second and third quarters of 2010.
     Cost of equipment rentals, excluding depreciation, decreased $18.3 million, or 12.2%, from $149.5 million for the three months ended March 31, 2009 to $131.2 million for the three months ended March 31, 2010, due to a 12.8% decrease in rental volume. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 52.0% for the three months ended March 31, 2009 to 59.1% for the three months ended March 31, 2010. The increase is due primarily to a 9.9% decrease in equipment rental rates.
     Depreciation of rental equipment decreased $8.6 million, or 11.5%, from $75.3 million for the three months ended March 31, 2009 to $66.6 million for the three months ended March 31, 2010. The decrease in depreciation of rental equipment resulted from our actions throughout 2009 to reduce rental fleet in response to weakened demand. As a percent of equipment rental revenues, depreciation of rental equipment increased from 26.2% in the three months ended March 31, 2009 to 30.0% in the three months ended March 31, 2010. This increase is due to a 22.7% drop in rental equipment revenue in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
     Cost of merchandise sales decreased $1.9 million, or 19.3%, from $10.0 million for the three months ended March 31, 2009 to $8.1 million for the three months ended March 31, 2010, which corresponds with the decrease in merchandise sales revenue. Gross margin for merchandise sales increased slightly from 28.1% for the three months ended March 31, 2009 to 29.3% for the three months ended March 31, 2010.
     Cost of used rental equipment sales decreased $21.2 million, or 46.2%, from $45.8 million for the three months ended March 31, 2009 to $24.6 million for the three months ended March 31, 2010. The decrease is due to the 45.7% decrease in sales of used rental equipment for the three months ended March 31, 2010. Gross margin for the sale of used rental equipment increased from 8.2% for the three months ended March 31, 2009 to 9.1% for the three months ended March 31, 2010. The increase in gross margin was due to a slight improvement in used equipment sales margins sold through auction channels.
     Selling, general and administrative expenses decreased $5.7 million, or 14.5%, from $39.5 million for the three months ended March 31, 2009 to $33.8 million for the three months ended March 31, 2010. The decrease is due primarily to decreases in our provision for doubtful accounts and sales commissions offset by an increase in professional fees. Selling, general and administrative expenses increased as a percentage of total revenues from 11.2% for the three months ended March 31, 2009 to 13.0% for the three months ended March 31, 2010. The increase as a percentage of revenues is primarily due to certain fixed costs which remained constant despite a decrease in total revenues.
     Depreciation and amortization of non-rental equipment and intangibles decreased $1.7 million, or 14.6%, from $11.8 million for the three months ended March 31, 2009 to $10.1 million for the three months ended March 31, 2010. The decrease is primarily due to a reduction in the number of capitalized leased vehicles during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was also driven by non-rental asset dispositions resulting from location closures occurring subsequent to March 31, 2009.
     Other operating gains, net were $2.3 million in the three months ended March 31, 2010 and consisted primarily of $1.7 million of proceeds received from our insurance carrier for rental equipment and property claims attributable to hurricane damage. This gain represents proceeds in excess of previously indemnified losses. Recoveries in excess of losses incurred are considered gain contingencies and are not recognized until they are received.
     Interest expense, net increased $9.6 million, or 23.8%, from $40.2 million for the three months ended March 31, 2009 to $49.8 million for the three months ended March 31, 2010, due to higher interest rates under our 2017 Notes and 2019 Notes, which were issued in 2009, as compared to interest rates on our Second Lien Term Facility, which was partially repaid in 2009. In addition, amortization of deferred financing fees increased as a result of the 2017 and 2019 Notes issuances.

     The benefit for income taxes was $23.1 million and $7.7 million for the three months ended March 31, 2010 and 2009, respectively. The benefit for income taxes was due to a pre-tax net loss for the three months ended March 31, 2010 and 2009. The effective tax rate was 37.9% and 36.2% during the three months ended March 31, 2010 and 2009, respectively. The increase in the effective tax rate for the three months ended March 31, 2010 is due primarily to the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income.
Liquidity and Capital Resources
     Cash Flows and Liquidity
     Our primary source of capital is from cash generated by our rental operations, which includes cash received from the sale of used rental equipment, and secondarily from borrowings available under our Senior ABL Revolving Facility. Our business is highly capital intensive, requiring significant investments in order to expand our rental fleet during periods of growth and smaller investments required to maintain and replace our rental fleet during times of weakening rental demand.
     Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our Senior ABL Revolving Facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and age of our fleet we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
	(in 000s)
Net cash provided by operating activities	$65,481	$66,130
Net cash (used in) provided investing activities	(15,099)	45,664
Net cash used in financing activities	(47,629)	(113,904)
Effect of foreign exchange rates on cash	574	(25)

Net increase (decrease) in cash and cash equivalents	$3,327	$(2,135)

     As of March 31, 2010, we had cash and cash equivalents of $7.9 million, an increase of $3.3 million from December 31, 2009. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our Senior ABL Revolving Facility.
     Operating activities – Net cash provided by operating activities during the three months ended March 31, 2010 consisted of the add-back of non-cash items and other adjustments of $52.9 million and a decrease in operating assets (net of operating liabilities) of $50.4 million offset by a net loss of $37.8 million. The most significant change in operating assets and liabilities was an increase in accounts payable of $35.4 million, which was primarily attributable to capital purchases made in the first quarter of 2010.
     Net cash provided by operating activities during the three months ended March 31, 2009 consisted of the add-back of non-cash items and other adjustments of $75.3 million and a decrease in operating assets (net of operating liabilities) of $4.3 million offset by a net loss $13.5 million. The most significant change in operating assets and liabilities was a reduction in accounts receivable resulting in cash inflow of $66.8 million offset by the settlement of accounts payable resulting in a cash outflow of $60.3 million.
     Investing activities – Net cash used in investing activities during the three months ended March 31, 2010 consisted of $45.2 million of capital purchases offset by $28.4 million of proceeds received from the sale of rental and non-rental equipment and $1.7 million of insurance proceeds associated with rental equipment and property claims. Capital expenditures include purchases of rental and non-rental equipment.

     The change from net cash provided by investing activities during the quarter ended March 31, 2009 as compared to net cash used in investing activities during the three months ended March 31, 2010 was due to primarily to our changing priorities with respect to our rental fleet. During 2009, we continued our efforts to accelerate sales of used rental equipment in response to a drop in rental demand. During 2010, we intentionally slowed our sales of used rental equipment to preserve fleet in anticipation of rising demand in the second and third quarters of 2010. In addition, we purchased $44.9 million of new rental fleet in the three months ended March 31, 2010, up $36.3 million, from $8.6 million in the three months ended March 31, 2009.
     Financing activities — Net cash used in financing activities during the three months ended March 31, 2010 consists primarily of $38.0 million net payments on our Senior ABL Revolving Facility. We also repaid $9.0 million on our capital lease obligations. Net cash used in financing activities during the three months ended March 31, 2009 consists primarily of $102.2 million net payments on our Senior ABL Revolving Facility. We also repaid $10.0 million on our capital lease obligations.
     Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of March 31, 2010, we had $2.1 billion of indebtedness outstanding, consisting primarily of $363.2 million under the Senior ABL Revolving Facility, $479.4 million under the Second Lien Term Facility, $620.0 million of 2014 Notes, $400.0 million of 2017 Notes and $200.0 million of 2019 Notes. The 2017 Notes and the 2019 Notes are presented net of unamortized original issue discounts of $10.0 million and $3.0 million, respectively, in our condensed consolidated balance sheet at March 31, 2010.
     As of March 31, 2010, we had an outstanding balance of $363.2 million on our Senior ABL Revolving Facility leaving $558.3 million available for future borrowings. The available borrowings of $558.3 million are net of outstanding letters of credit and the net fair value liability for our interest rate swap agreements before the adjustment for credit-risk. During the quarter ended March 31, 2010, we borrowed $35.0 million under the Senior ABL Revolving Facility and repaid $73.0 million.
     The Senior ABL Revolving Facility and the Second Lien Term Facility contain a number of covenants that, among other things, limit or restrict RSC’s ability to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness; engage in certain transactions with affiliates; make investments; change the nature of its business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. The indentures governing the Notes also contain restrictive covenants that, among other things, limit RSC’s ability to incur additional debt; pay dividends or distributions on our capital stock or repurchase our capital stock; make certain investments; create liens to secure debt; enter into certain transactions with affiliates; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to their parents; merge or consolidate with another company; and transfer and sell assets. In addition, under the Senior ABL Revolving Facility, upon excess availability falling below $100.0 million, we will become subject to more frequent borrowing base reporting requirements and upon the excess availability falling below (a) before the maturity date of the Non-Extending portion of the Senior ABL Revolving Facility (the “Non-Extending Maturity Date”) and the date of any increase in commitments under the Extending portion of the Senior ABL Revolving Facility (the “Commitment Increase Date”), $140.0 million, (b) after the Commitment Increase Date but before the Non-Extending Maturity Date, the greater of $140.0 million and 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Commitment Increase Date and (c) on or after the Non-Extending Maturity Date, 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Non-Extending Maturity Date, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of each quarter of 4.25 to 1.00.
     Excess availability did not fall below $140.0 million and we were therefore not required to comply with the specified financial ratios and tests as of March 31, 2010. We do not expect excess availability to fall below $140.0 million during the next twelve months. As of March 31, 2010, our fixed charge coverage ratio was 1.77 to 1.00 and the leverage ratio was 5.57 to 1.00, as calculated in accordance with the credit agreement.
     Substantially all of our rental equipment and all our other assets are subject to liens under our Senior ABL Revolving Facility, our Second Lien Term Facility and our 2017 Notes and none of such assets are available to satisfy the general claims of our creditors.
     Outlook
     We believe that cash generated from operations, together with amounts available under the Senior ABL Revolving Facility, as amended, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next twelve months and the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
     We expect to generate positive cash flow from operations, net of capital expenditures, for the year ending December 31, 2010. From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Assuming certain payment conditions under the Senior ABL Revolving Facility credit agreement are satisfied, our Second Lien Term Facility limits our capacity to repurchase common stock or make optional payments on unsecured debt securities. This limitation at March 31, 2010 was $116.8 million, when considering a total basket of $150.0 million, net of $33.2 million of usage. We are also limited to $50.0 million in cash dividends in 2010.
     Adjusted EBITDA
     As a supplement to the financial statements in this Quarterly Report on Form 10-Q, which are prepared in accordance with GAAP, we also present Adjusted EBITDA. Adjusted EBITDA is generally consolidated net loss before net interest expense, income taxes and depreciation and amortization and before certain other items, including share-based compensation and other (income) expense, net. We present Adjusted EBITDA because we believe the calculation is useful to investors in evaluating our ability to service debt and our financial performance. However, Adjusted EBITDA is not a recognized measure under GAAP, and when analyzing our performance, investors should use Adjusted EBITDA in addition to, and not as an alternative to, net (loss) income or net cash provided by operating activities as defined under GAAP. In addition, all companies do not calculate Adjusted EBITDA in the same manner and therefore our presentation may not be comparable to those presented by other companies.
     The table below provides a reconciliation between net loss, as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2010	2009
	(in 000s)
Net loss	$(37,828)	$(13,504)

Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	76,702	87,045
Interest expense, net	49,793	40,210
Benefit for income taxes	(23,131)	(7,673)

EBITDA	$65,536	$106,078

Adjustments:
Share-based compensation	663	1,132
Other (income) expense, net	(199)	303

Adjusted EBITDA	$66,000	$107,513

     Free Cash Flow
     As a supplement to the financial statements in this Quarterly Report on Form 10-Q, which are prepared in accordance with GAAP, we also present free cash flow. We define free cash flow as net cash provided by operating activities plus net capital inflows (expenditures). All companies do not calculate free cash flow in the same manner, and our presentation may not be comparable to those presented by other companies. We believe free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital needs. However, free cash flow is a non-GAAP measure in addition to, and not as an alternative to, net (loss) income or net cash provided by operating activities as defined under GAAP. Moreover, free cash flow does not represent remaining cash flows available for discretionary expenditures because the measure does not deduct payment required for debt maturities.
     The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP:

	Three Months Ended
	March 31,
	2010	2009
	(in 000s)
Net cash provided by operating activities	$65,481	$66,130

Purchases of rental equipment	(44,906)	(8,591)
Purchases of property and equipment	(331)	(1,107)
Proceeds from sales of rental equipment	27,106	49,903
Proceeds from sales of property and equipment	1,296	3,459
Insurance proceeds from rental equipment and property claims	1,736	2,000

Net capital (expenditures) inflows	(15,099)	45,664

Free cash flow	$50,382	$111,794

Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. We have made no significant changes to our critical accounting policies and estimates since December 31, 2009.
Recent Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The guidance was effective immediately and we have adopted this new guidance.
     In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. Specifically, the guidance requires new disclosures for transfers in and out of levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity associated with level 3 fair value measurements. The new disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2009, had no impact on our disclosures at March 31, 2010.

     In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after January 1, 2011. We do not expect the application of this new standard to have a significant impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk associated with changes in interest rates and foreign currency exchange rates.
     Interest Rate Risk
     Excluding the effect of our hedge agreements, we have a significant amount of debt under the Senior ABL Revolving Facility and the Second Lien Term Facility with variable rates of interest based generally on adjusted London inter-bank offered rate (“LIBOR”), or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Revolving Facility, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio, as of March 31, 2010, our net interest expense for the quarter ended March 31, 2010 would have increased by an estimated $0.5 million. Excluding the effect of our hedge agreements, for the same period interest expense would have increased $2.4 million assuming a hypothetical increase of 1%.
     We entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at March 31, 2010. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66% and $200.0 million is for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps became effective on October 5, 2007 and are settled on a quarterly basis. In connection with an October 2009 partial prepayment of outstanding principal on the Second Lien Term Facility, we reduced the notional amount of one of these interest rate swaps from $100.0 million to $71.5 million. In November 2009, we prepaid an additional $192.1 million of principal on the Second Lien Term Facility thereby reducing the outstanding balance to $479.4 million. As a result of this prepayment, $192.1 million of the notional amounts on our interest rate swaps were de-designated as cash flow hedges as they no longer hedge the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. In order to offset our exposure to the de-designated interest rate swaps, we entered into two additional interest rate swap agreements in November 2009 under which we exchanged a portion of our fixed-rate interest payments for floating-rate interest payments. These agreements cover a combined notional amount of debt totaling $192.1 million, of which $171.5 million is for a one-year period and $20.6 million is for a three-year period. The swaps became effective October 5, 2009 and are settled on a quarterly basis.
     We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. This agreement is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL Revolving Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin. The borrowing margin on the Extending portion of the outstanding Senior ABL Revolving Facility was 3.75% for the LIBOR option and the borrowing margin on the Non-Extending portion of the outstanding Senior ABL Revolving Facility was 2.0% for the LIBOR option at March 31, 2010. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and is settled on a quarterly basis. Including the $479.4 million of the Second Lien Term Facility and the $250.0 million of the Senior ABL Revolving Facility that were hedged as of March 31, 2010, 91.0% of our $2,126.8 million of debt at March 31, 2010 had fixed rate interest.
     Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the three months ended March 31, 2010 and March 31, 2009, 6.4% and 4.9%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the three months ended March 31, 2010, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net loss by approximately $0.1 million for the three months ended March 31, 2010.
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
     Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our 2009 Form 10-K for the year ended December 31, 2009 filed with the SEC on February 18, 2010, which could materially affect our business, financial condition or future results. The risks described in our 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     There have been no material changes in the risk factors previously disclosed in “Risk Factors” in our 2009 Form 10-K for the year ended December 31, 2009 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Reserved
Item 5. Other Information
     None.

Item 6. Exhibits
Exhibits and Financial Statement Schedules

Exhibit
Number	Description
10.1	Amended and Restated Executive Employment and Noncompetition Agreement by and between Patricia D. Chiodo and RSC Equipment Rental, Inc. effective November 28, 2006

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     RSC Holdings III, LLC
RSC Equipment Rental, Inc.

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 22, 2010

/s/ Patricia D. Chiodo Patricia D. Chiodo	Vice President, Controller and Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 22, 2010

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amended and Restated Executive Employment and Noncompetition Agreement by and between Patricia D. Chiodo and RSC Equipment Rental, Inc. effective November 28, 2006

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended