Form 10-Q
period 2010-06-30
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2010-07-22
CIK 1406578, 1406579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of July 20, 2010 there were 1,000 shares of no par value Common Stock outstanding.

i

     Introductory Note
     Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, (i) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, (ii) “RSC Holdings” means RSC Holdings Inc., our ultimate parent company, (iii) “we,” “us” and “our” means RSC Holdings III, LLC and, RSC and its consolidated subsidiaries, and, when used in connection with disclosure relating to our publicly traded equity securities, RSC Holdings, (iv) “ACAB” means Atlas Copco AB, (v) “ACA” means Atlas Copco Airpower n.v., a wholly owned subsidiary of ACAB, (vi) “ACF” means Atlas Copco Finance S.à.r.l., a wholly owned subsidiary of ACAB, and (vii) “Atlas” means ACAB, ACA and ACF, except as otherwise set forth in this Quarterly Report on Form 10-Q.
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
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:
•	the effect of an economic downturn or other factors resulting in a decline in non-residential construction, non-construction maintenance, capital improvements and capital investment;

•	intense rental rate price pressure from competitors, some of whom are heavily indebted and may significantly reduce their prices to generate cash to meet debt covenants; from contractor customers some of whom are bidding contracts at cost or below to secure work for their remaining best employees; from industrial customers who generally are experiencing profitability shortfalls in the current economic climate and in return are asking all of their most significant suppliers for price reductions and cost reduction ideas;

•	the rental industry’s ability to continue to sell used equipment through both the retail and auction markets at prices sufficient to enable us to maintain orderly liquidation values that support our borrowing base to meet our minimum availability and to avoid testing springing covenants of leverage and fixed charge coverage contained in our Senior ABL Revolving Facility credit agreement;

•	our ability to comply with our debt covenants;

•	risks related to the credit markets’ willingness to continue to lend to borrowers rated B- and C;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the effect of changes in laws and regulations, including those relating to employment legislation, the environment and customer privacy, among others;

•	fluctuations in fuel and, or supply costs;

•	heavy reliance on centralized information technology systems;

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others; and

•	the other factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q under the caption “Risk Factors.”
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

     PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$11,029	$4,535
Accounts receivable, net of allowance for doubtful accounts of $10,851 and $10,741 at June 30, 2010 and December 31, 2009, respectively	196,679	181,975
Inventory	13,539	14,421
Rental equipment, net of accumulated depreciation of $1,062,744 and $1,016,606 at June 30, 2010 and December 31, 2009, respectively	1,347,910	1,384,999
Property and equipment, net of accumulated depreciation of $193,412 and $180,495 at June 30, 2010 and December 31, 2009, respectively	111,896	123,197
Goodwill and other intangibles, net	939,682	940,063
Deferred financing costs	49,920	55,539
Other assets	18,462	23,537

Total assets	$2,689,117	$2,728,266

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable	$168,728	$46,275
Accrued expenses and other liabilities	171,099	173,496
Debt	2,107,727	2,172,109
Deferred income taxes	275,321	312,745

Total liabilities	2,722,875	2,704,625

Commitments and contingencies

Common stock, no par value, (1,000 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009)	291,327	288,761
Accumulated deficit	(319,258)	(259,315)
Accumulated other comprehensive loss	(5,827)	(5,805)

Total stockholders’ (deficit) equity	(33,758)	23,641

Total liabilities and stockholders’ (deficit) equity	$2,689,117	$2,728,266

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Equipment rental revenue	$259,734	$270,500	$481,947	$557,970
Sale of merchandise	13,270	13,588	24,691	27,488
Sale of used rental equipment	27,993	42,470	55,099	92,373

Total revenues	300,997	326,558	561,737	677,831

Cost of revenues:
Cost of equipment rentals, excluding depreciation	143,988	135,365	275,214	284,844
Depreciation of rental equipment	67,398	72,060	134,043	147,323
Cost of merchandise sales	9,880	9,418	17,954	19,418
Cost of used rental equipment sales	23,931	39,505	48,568	85,297

Total cost of revenues	245,197	256,348	475,779	536,882

Gross profit	55,800	70,210	85,958	140,949

Operating expenses:
Selling, general and administrative	32,967	35,613	66,745	75,126
Depreciation and amortization of non-rental equipment and intangibles	9,910	11,194	19,967	22,976
Other operating gains, net	(138)	(222)	(2,450)	(114)

Total operating expenses, net	42,739	46,585	84,262	97,988

Operating income	13,061	23,625	1,696	42,961
Interest expense, net	48,233	40,035	98,026	80,245
Other expense (income), net	99	107	(100)	410

Loss before benefit for income taxes	(35,271)	(16,517)	(96,230)	(37,694)
Benefit for income taxes	13,156	5,027	36,287	12,700

Net loss	$(22,115)	$(11,490)	$(59,943)	$(24,994)

Weighted average shares outstanding used in computing net loss per common share:
Basic and diluted	1,000	1,000	1,000	1,000

Net loss per common share:
Basic and diluted	$(22.12)	$(11.49)	$(59.94)	$(24.99)

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(59,943)	$(24,994)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	154,010	170,299
Amortization of deferred financing costs	6,348	5,215
Amortization of original issue discount	543	—
Share-based compensation expense	2,258	2,294
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(5,325)	(5,616)
Deferred income taxes	(37,442)	(16,759)
Gain on insurance settlement	(1,736)	—
Interest expense on hedge ineffectiveness	33	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15,304)	73,167
Inventory	877	3,367
Other assets	5,389	3,680
Accounts payable	122,854	(67,293)
Accrued expenses and other liabilities	(2,669)	(20,176)

Net cash provided by operating activities	169,893	123,184

Cash flows from investing activities:
Purchases of rental equipment	(146,966)	(18,337)
Purchases of property and equipment	(1,635)	(1,889)
Proceeds from sales of rental equipment	55,099	92,373
Proceeds from sales of property and equipment	1,652	8,130
Insurance proceeds from rental equipment and property claims	1,736	3,086

Net cash (used in) provided by investing activities	(90,114)	83,363

Cash flows from financing activities:
Proceeds from Senior ABL Revolving Facility	84,000	60,816
Payments on Senior ABL Revolving Facility	(141,000)	(250,038)
Payments on Senior ABL Term Loan	—	(1,250)
Payments on capital leases and other debt	(15,969)	(22,197)
Payments for deferred financing costs	(1,109)	(4,087)
Capital contributions from RSC Holdings	308	256
Increase in outstanding checks in excess of cash balances	—	4,772

Net cash used in financing activities	(73,770)	(211,728)

Effect of foreign exchange rates on cash	485	238

Net increase (decrease) in cash and cash equivalents	6,494	(4,943)
Cash and cash equivalents at beginning of period	4,535	13,670

Cash and cash equivalents at end of period	$11,029	$8,727

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$93,354	$84,088
Cash (received) paid for taxes, net	(73)	5,635

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$8,043	$895
Accrued deferred financing costs	254	1,999
See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
  Business and Basis of Presentation
     Description of Business
     RSC Holdings III, LLC and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. The Company is a wholly owned subsidiary of RSC Holdings Inc. (“RSC Holdings”). RSC Holdings III, LLC is a limited liability company that does not have a Board of Directors, its business and affairs are managed by the Board of Directors of RSC Holdings, its ultimate parent. At June 30, 2010, the Company’s total assets were $2,689.1 million of which 95.4% and 4.6% were employed in the Company’s U.S. and Canadian operations, respectively. For the six months ended June 30, 2010, the Company generated approximately 85.8% of its revenues from equipment rentals, and it derived the remaining 14.2% of its revenues from sales of used equipment, merchandise and other related items.
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
     Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of long-lived assets, goodwill, and inventories; the allowance for doubtful accounts; deferred income taxes; environmental liabilities; reserves for claims; assets and obligations related to employee benefits; the fair value of derivative instruments and determination of share-based compensation amounts. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.
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
     In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. Specifically, the guidance requires new disclosures for transfers in and out of levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity associated with level 3 fair value measurements. The new disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2009, had no impact on the Company’s disclosures at June 30, 2010.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The FASB guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after January 1, 2011. The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.
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
     The fair values of the Company’s 2014 Senior Unsecured Notes (the “2014 Notes”), 2017 Senior Secured Notes (the “2017 Notes”) and 2019 Senior Unsecured Notes ( the “2019 Notes”) (collectively, the “Notes”)are based on quoted market prices. The fair value of the Company’s Second Lien Term Facility is also based on quoted market prices. The fair value of the Company’s Senior ABL Revolving Facility is estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The fair value of capital lease obligations approximates the carrying value due to the fact that the underlying instruments include provision to adjust interest rates to approximate fair market value.
     See Note 5 for additional fair market information related to debt instruments and Note 7 for additional fair value information about other financial instruments.
(3) Accumulated Other Comprehensive (Loss) Income
     Accumulated other comprehensive (loss) income components as of June 30, 2010 were as follows:

	Foreign		Accumulated Other
	Currency	Fair Market Value	Comprehensive
	Translation	of Cash Flow Hedges	(Loss) Income
	(in 000s)

Balance at December 31, 2009	$15,967	$(21,772)	$(5,805)
Foreign currency translation	(55)	—	(55)
Change in fair value of cash flow hedges, net of tax	—	33	33

Balance at June 30, 2010	$15,912	$(21,739)	$(5,827)

Comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in 000s)
Net loss	$(22,115)	$(11,490)	$(59,943)	$(24,994)
Currency translation adjustments	(3,622)	7,320	(55)	5,277
Change in fair value of cash flow hedges, net of tax	(101)	5,955	33	4,723

Comprehensive (loss) income	$(25,838)	$1,785	$(59,965)	$(14,994)

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
During the six months ended June 30, 2010, the Company closed three locations. During the year ended December 31, 2009, the Company closed or consolidated 24 locations. The closed location reserves at June 30, 2010 and December 31, 2009, consist of unpaid obligations for employee termination costs, costs to terminate operating leases prior to the end of their contractual lease term, estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company, freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. During the six months ended June 30, 2010, the Company reduced its closed location reserves by $0.3 million due primarily to the execution of subleases containing favorable contractual terms relative to those used to estimate the reserves. Although the Company does not expect to incur additional material charges for location closures occurring prior to June 30, 2010, additional charges are possible to the extent that actual future settlements differ from our estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.
     Closed location charges (to be cash settled) by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit and	Employee
	Other Related Costs	Termination Costs
	(a)	(b)	Other Exit Costs (c)	Total

Closed location reserves at December 31, 2009	$(6,492)	$(122)	$—	$(6,614)
Charges incurred to close locations	—	—	(30)	(30)
Cash payments	1,296	135	30	1,461
Adjustments to reserve	251	(20)	—	231

Closed location reserves at June 30, 2010	$(4,945)	$(7)	$—	$(4,952)

(a)	Lease exit and other related costs are included within cost of equipment rentals in the condensed consolidated statements of operations. The lease exit portion of the closed location reserves at June 30, 2010 are expected to be paid over the remaining contractual term of the leases, which range from three to 93 months.

(b)	Employee termination costs primarily consist of severance payments and related benefits. For the six months ended June 30, 2010, the adjustments to the reserve are included within cost of equipment rentals in the condensed consolidated statements of operations.

(c)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. These costs are included within cost of equipment rentals in the condensed consolidated statements of operations.
     During the six months ended June 30, 2010, the Company also recognized $2.4 million of other severance costs not directly associated with location closures. Of the additional severance expense recognized, $0.3 million is included within cost of equipment rentals and $2.1 million is included within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(5) Debt
     Debt consists of the following at:

				June 30,		December 31,
				2010		2009
	Interest Rate (a)	Maturity Date		Deferred Financing Costs	Debt	Debt
					(in 000s)
Senior ABL Revolving Facility	3.65%	(b	)	$16,907	$344,195	$401,195
Second Lien Term Facility	9.83%	Nov. 2013		6,092	479,395	479,395
2014 Notes	9.50%	Dec. 2014		13,136	620,000	620,000
2017 Notes	10.50%	Jul. 2017		8,779	400,000	400,000
2019 Notes	10.50%	Nov. 2019		5,006	200,000	200,000
Capitalized lease obligations	0.72%	Various		—	76,908	84,833

Total				$49,920	2,120,498	2,185,423

Original issue discounts (c)	n/a	n/a			(12,771)	(13,314)

Total, net					$2,107,727	$2,172,109

(a)	Estimated interest rate presented is the effective interest rate as of June 30, 2010 including the effect of interest rate swaps and original issue discounts, where applicable, and excluding the effects of deferred financing costs.

(b)	Of the outstanding balance on the Senior ABL Revolving Facility at June 30, 2010, $88.8 million is due November 2011 (the “Non-Extending” portion) with the remaining $255.4 million due August 2013 (the “Extending” portion).

(c)	The original issue discount represents the unamortized difference between the $400.0 million aggregate principal amount of the 2017 Notes and the proceeds received upon issuance and the unamortized difference between the $200.0 million aggregate principal amount of the 2019 Notes and the proceeds received upon issuance.
     As of June 30, 2010, the Company had $645.5 million available for borrowing under the Senior ABL Revolving Facility. A portion of the Senior ABL Revolving Facility is available for the issuance of letters of credit and swingline loans, which are seven day loans that can be drawn on the same day as requested for an amount not to exceed $25.0 million. The Company is in compliance with all applicable debt covenants as of June 30, 2010.
     As of June 30, 2010, the estimated fair value of the Company’s debt was as follows (in 000s):

Fair Value
Senior ABL Revolving Facility	$344,195
Second Lien Term Facility	435,051
2014 Notes	620,155
2017 Notes	428,000
2019 Notes	200,000
Capitalized lease obligations	76,908

Total	$2,104,309

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
(6) Derivative Instruments
     The Company is exposed to market risk associated with changes in interest rates under existing floating-rate debt. At the Company’s election, the interest rate per annum applicable to the debt under the Senior ABL Revolving Facility and the Second Lien Term Facility is based on a fluctuating rate of interest measured by reference to an adjusted London interbank offered rate, or (“LIBOR”), plus a borrowing margin; or an alternate base rate plus a

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
borrowing margin. In order to hedge exposure to market conditions, reduce the volatility of financing costs and achieve a desired balance between fixed-rate and floating-rate debt, the Company utilizes interest rate swaps under which it exchanges floating-rate interest payments for fixed-rate interest payments. The Company does not use derivative financial instruments for trading or speculative purposes.
     In September 2007, the Company entered into four forward-starting interest rate swap agreements under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements were intended to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at June 30, 2010. The agreements were designed to cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66%, and $200.0 million is for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis. In October 2009, the Company reduced the notional amount of one interest rate swap from $100.0 million to approximately $71.5 million thereby reducing the combined notional amount from $700.0 million to $671.5 million. In November 2009, the Company entered into two additional interest rate swap agreements under which it exchanged fixed-rate interest payments for floating-rate interest payments (the “reverse swaps”). The reverse swaps cover a combined notional amount of debt totaling $192.1 million, of which $20.6 million is for a three-year period with a fixed interest rate of 1.51%, and $171.5 million is for a one-year period with a fixed interest rate of 0.32%. The reverse swaps are intended to offset a portion of the fixed-rate payments the Company is making under swap agreements that were de-designated as cash flow hedges in November 2009 upon the Company prepaying $192.1 million of principal on the Second Lien Term Facility using proceeds from the issuance of the 2019 Notes. At June 30, 2010, the combined notional amount of interest rate swaps designated as cash flow hedges was $479.4 million, which was equal to the outstanding balance on the Second Lien Term Facility.
     The Company entered into an additional interest rate swap agreement in January 2008, under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. This swap was intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL Revolving Facility. Interest on this debt was based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin. This agreement covered a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap, which was settled on a quarterly basis, was effective on April 5, 2008 and expired on April 5, 2010.
     The Company presents derivatives in the consolidated balance sheet as either assets or liabilities depending on the rights or obligations under the contract. Derivatives are measured and reported in the consolidated balance sheets at fair value. At June 30, 2010 and December 31, 2009, the fair value of the Company’s interest rate swaps in a liability position totaled $39.2 million and $42.8 million, respectively, and are classified within accrued expenses and other liabilities in the condensed consolidated balance sheets. At June 30, 2010, the fair value of the Company’s interest rate swap in an asset position totaled $0.2 million, and is classified within other assets in the condensed consolidated balance sheet.
     The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. For each of the Company’s four interest rate swaps that were executed in September 2007 as well as the interest rate swap that was executed in January 2008, the Company determined at inception that the hedging relationships were expected to be highly effective in mitigating the exposure to variability in expected cash flows arising from the Company’s floating-rate debt. As a result, the Company initially concluded that the interest rate swaps were hedges of specified cash flows. An assessment of the effectiveness of derivative instruments designated as cash flows hedges is performed at inception and on an ongoing basis. The Company evaluates the effectiveness of its remaining interest rate swaps designated as cash flow hedges on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive (loss) income for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive (loss) income

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the derivatives qualifying as cash flow hedges totaled $95,000 and $62,000 at June 30, 2010 and December 31, 2009, respectively.
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
     The fair value of liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments designated as hedging instruments and recognized within accumulated other comprehensive loss (“OCL”) were as follows (in 000s):

	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
			Loss in	Loss in
	Fair Value of	Fair Value of	accumulated OCL	accumulated OCL
Derivative Type	Swap Liabilities	Swap Liabilities	(net of tax) (b)	(net of tax)
Interest rate swaps designated as hedges (a)	$35,733	$35,755	$21,739	$21,772

Interest rate swaps not designated as hedges (a)	$3,438	$7,068	N/A	N/A

(a)	See Note 7 for further discussion on measuring the fair value of the interest rate swaps.

(b)	The Company estimates that approximately $11.2 million of losses in accumulated other comprehensive loss at June 30, 2010 will be reclassified into earnings during the next twelve months.
     The fair value of the asset associated with the Company’s interest rate swaps not designated as a hedge totaled $0.2 million at June 30, 2010.
     The effect of derivative instruments on comprehensive loss for the six months ended June 30, 2010 was as follows (in 000s):

		Loss reclassified	Loss
	Loss recognized in	from accumulated	recognized on
	accumulated OCL	OCL into expense	ineffective portion
Derivative Type	(net of tax)	(net of tax)	of derivative
Interest rate swaps	$7,393	$7,426	$33
     For the six months ended June 30, 2010, the Company recognized a net loss of $0.2 million on interest rate swaps not designated as hedging instruments. The net loss was included within interest expense, net in the condensed consolidated statements of operation.

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
(Unaudited)
(7) Fair Value
  Measurements
     Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are as follows (in 000s):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value June	Identical Assets	Observable Inputs	Unobservable Inputs
	30, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities from interest rate derivatives (a)	$39,171	$—	$39,171	$—
Assets from interest rate derivatives (a)	203	—	203	—

(a)	The Company’s interest rate derivative instruments are not traded on a market exchange and therefore the fair values are determined using valuation models which include assumptions about interest rates and the Company’s and the counterparty’s credit risk based on those observed in the underlying markets (LIBOR swap rate).
     As of June 30, 2010, no assets or liabilities were measured at fair value on a nonrecurring basis.
(8) Income Tax
     The benefit for income taxes was $13.2 million and $5.0 million for the three months ended June 30, 2010 and 2009, respectively. The benefit for income taxes was due to a pre-tax net loss for the three months ended June 30, 2010 and 2009, respectively.
     The effective tax rate was 37.3% and 30.4% for the three months ended June 30, 2010 and 2009, respectively. The effective tax rate for the three months ended June 30, 2010 differs from the federal statutory rate of 35% due to certain permanent items and state income taxes offset by the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income. The effective tax rate for the three months ended June 30, 2009 differs from the federal statutory rate of 35% due to the expiration of share appreciation rights granted by ACAB to certain employees of the Company as well as the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income offset by certain permanent items and state income taxes.
     The benefit for income taxes was $36.3 million for the six months ended June 30, 2010 as compared to a benefit for income taxes of $12.7 million for the six months ended June 30, 2009. The benefit for income taxes was due to a pre-tax net loss for the six months ended June 30, 2010 and 2009, respectively.
     The effective tax rate was 37.7% and 33.7% for the six months ended June 30, 2010 and 2009, respectively. The effective tax rate for the six months ended June 30, 2010 differs from the federal statutory rate of 35% due to certain permanent items and state income taxes offset by the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income. The effective tax rate for the six months ended June 30, 2009 differs from the federal statutory rate of 35% due to the expiration of share

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
appreciation rights granted by ACAB to certain employees of the Company as well as the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income offset by certain permanent items and state income taxes.

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
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our 2009 Form 10-K, the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 included in this Quarterly Report on Form 10-Q.
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 459 rental locations across ten regions in 40 U.S. states and three Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations.
     For the three months ended June 30, 2010 and June 30, 2009, we generated approximately 86.3% and 82.8% of our revenues from equipment rentals, respectively, and we derived the remaining 13.7% and 17.2% of our revenues from sales of used equipment, merchandise and other related items, respectively. For the six months ended June 30, 2010 and June 30, 2009, we generated approximately 85.8% and 82.3% of our revenues from equipment rentals, respectively, and we derived the remaining 14.2% and 17.7% of our revenues from sales of used equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, loss before benefit for income taxes and net loss for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	$301.0	$326.6	$561.7	$677.8
Loss before benefit for income taxes	(35.3)	(16.5)	(96.2)	(37.7)
Net loss	(22.1)	(11.5)	(59.9)	(25.0)
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

	Three Months Ended (or at)		Six Months Ended (or at)
	June 30,		June 30,
	2010	2009	2010	2009
Adjusted EBITDA (in millions) (a)	$92.0	$108.0	$158.0	$215.6
Fleet utilization (b)	63.5%	57.5%	59.2%	57.6%
Average fleet age at period end (months) (c)	42	36	42	36
Original equipment fleet cost (in millions) (d)	$2,337	$2,455	$2,337	$2,455

(a)	Defined as consolidated net loss before net interest expense, income taxes and depreciation and amortization and before certain other items, including, share-based compensation and other expense (income), net. Adjusted EBITDA is not a recognized measure under GAAP. See reconciliation between net loss and Adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost “OEC”) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on OEC) during the relevant period.

(c)	Defined as the number of months since an equipment unit was first placed in service, weighted by multiplying individual equipment ages by their respective original costs and dividing the sum of those individual calculations by the total original cost. Equipment refurbished by the original equipment manufacturer is considered new.

(d)	Defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.
     For the three and six months ended June 30, 2010, our Adjusted EBITDA decreased $16.1 million and $57.6 million, respectively, from $108.0 million in the second quarter of 2009 to $92.0 million in the second quarter of 2010 and from $215.6 million for the six months ended June 30, 2009 to $158.0 million in the six months ended June 30, 2010. The decreases were due to declines in equipment rental margins, which were driven by decreases in equipment rental revenue of 4.0% and 13.6% during the three and six months ended June 30, 2010, respectively. In addition, cost of equipment rentals, excluding depreciation as a percentage of equipment rental revenue increased from 50.0% in the three months ended June 30, 2009 to 55.4% in the three months ended June 30, 2010 and increased from 51.1% in the six months ended June 30, 2009 to 57.1% in the six months ended June 30, 2010. The decrease in equipment rental revenue was due to a decline in rental rates in the three and six months ended June 30, 2010 and a decline in rental volume in the six months ended June 30, 2010. The increase in the cost of equipment rentals, excluding depreciation as a percentage of equipment rental revenue was due to a decrease in rental rates as well as increases in freight and fuel expenses.
     For the three and six months ended June 30, 2010, our utilization increased 600 basis points and 160 basis points, as compared to the same prior year periods. The increase was due to a combination of factors including a decline in our OEC, our continued shift towards industrial or non-construction markets, which are less cyclical than non-residential construction markets, and rising demand for our rental equipment. During 2009 our utilization continued to decline due to lower demand for our rental equipment brought on by a weakening of demand in the non-residential construction market and to a lesser extent, a weakening of demand in the industrial or non-construction markets. This weakening of demand continued into the first quarter of 2010 as utilization for the three months ended March 31, 2010 was lower than the comparable prior year period. Market conditions improved during the second quarter of 2010 resulting in strengthening demand for our rental equipment as fleet on rent increased approximately 35% at June 30, 2010 as compared to December 31, 2009. This compares to a decrease of approximately 6% at June 30, 2009 as compared to December 31, 2008.
     Average fleet age at June 30, 2010 was 42 months, up six months, from 36 months at June 30, 2009. The increase in 2010 resulted from a reduction in capital expenditures during 2009. During times of weakening demand, we deliberately allow our equipment to age and reduce capital expenditures in order to maximize cash flow.
     OEC at June 30, 2010 was $2,337 million, down 4.8% from $2,455 million at June 30, 2009. The decrease in 2010 is due to an increase in the sale of used rental equipment relative to capital expenditures for the twelve months ended June 30, 2010.

Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the industrial or non-construction markets and the non-residential construction market. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     Non-residential construction markets generated approximately 37% of our rental revenues during the six months ended June 30, 2010. Industrial or non-construction markets generated approximately 60% of our rental revenues during the six months ended June 30, 2010. During 2009, we saw a continued weakening of demand in the non-residential construction market which resulted in a decrease in the demand for our rental equipment and downward pressure on our rental rates. These trends continued into the first quarter of 2010. Demand in the industrial or non-construction markets also weakened through 2009, however, not to the same extent as the non-residential construction market. Generally, industrial or non-construction markets are less exposed to cyclicality than the non-residential construction market. We responded to the economic slowdown by employing a number of financial and operational measures, which enabled us to right-size our business, generate positive cash flow and utilize any excess cash flow to repay outstanding amounts on our Senior ABL Revolving Facility.
     During the second quarter of 2010, market conditions began to show signs of improvement, which translated into strengthening demand for our rental equipment as fleet on rent increased approximately 35% at June 30, 2010 as compared to December 31, 2009. This compares to a decrease of approximately 6% at June 30, 2009 as compared to December 31, 2008. In addition, fleet utilization for the three months ended June 30, 2010 was 63.5%, an increase of 600 basis points from 57.5% for the three months ended June 30, 2009. We expect fleet on rent and utilization to continue to build in the third quarter of 2010 resulting in positive year-over-year volume growth, and while pricing remains challenging, year-over-year comparisons for rental revenues for the third quarter of 2010 are expected to be favorable.
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
     Depreciation and amortization of non-rental equipment and intangibles consists of straight-line depreciation of vehicles and equipment used to support our operations, leasehold improvements and amortization of intangible assets with finite useful lives.
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

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	June 30,		June 30,		Increase (decrease)
	2010	2009	2010	2009	2010 versus 2009
	(unaudited)
Revenues:
Equipment rental revenue	$259,734	$270,500	86.3%	82.8%	$(10,766)	(4.0)%
Sale of merchandise	13,270	13,588	4.4	4.2	(318)	(2.3)
Sale of used rental equipment	27,993	42,470	9.3	13.0	(14,477)	(34.1)

Total revenues	300,997	326,558	100.0	100.0	(25,561)	(7.8)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	143,988	135,365	47.8	41.5	8,623	6.4
Depreciation of rental equipment	67,398	72,060	22.4	22.1	(4,662)	(6.5)
Cost of merchandise sales	9,880	9,418	3.3	2.9	462	4.9
Cost of used rental equipment sales	23,931	39,505	8.0	12.1	(15,574)	(39.4)

Total cost of revenues	245,197	256,348	81.5	78.5	(11,151)	(4.3)

Gross profit	55,800	70,210	18.5	21.5	(14,410)	(20.5)

Operating expenses:
Selling, general and administrative	32,967	35,613	11.0	10.9	(2,646)	(7.4)
Depreciation and amortization of non-rental equipment and intangibles	9,910	11,194	3.3	3.4	(1,284)	(11.5)
Other operating gains, net	(138)	(222)	—	(0.1)	84	n/a

Total operating expenses, net	42,739	46,585	14.2	14.3	(3,846)	(8.3)

Operating income	13,061	23,625	4.3	7.2	(10,564)	(44.7)
Interest expense, net	48,233	40,035	16.0	12.3	8,198	20.5
Other expense, net	99	107	—	—	(8)	n/a

Loss before benefit for income taxes	(35,271)	(16,517)	(11.7)	(5.1)	(18,754)	n/a
Benefit for income taxes	13,156	5,027	4.4	1.5	8,129	n/a

Net loss	$(22,115)	$(11,490)	(7.3)%	(3.5)%	$(10,625)	n/a

     Total revenues decreased $25.6 million, or 7.8%, from $326.6 million for the three months ended June 30, 2009 to $301.0 million for the three months ended June 30, 2010. Equipment rental revenue decreased $10.8 million, or 4.0%, from $270.5 million for the three months ended June 30, 2009 to $259.7 million for the three months ended June 30, 2010. The decrease in equipment rental revenue is primarily the result of a $22.7 million, or 8.4%, decrease in rental rates offset by an $11.9 million, or 4.4%, increase in rental volume. The increase in rental volume is inclusive of a $1.9 million increase due to currency rate changes.
     Sale of merchandise revenues decreased $0.3 million, or 2.3%, from $13.6 million for the three months ended June 30, 2009 to $13.3 million for the three months ended June 30, 2010. The decrease is due primarily to a decline in the volume of replacement parts sales as well as a decrease in the revenue per replacement part sold, which was driven by a change in sales mix.
     Revenues from the sale of used rental equipment decreased $14.5 million, or 34.1%, from $42.5 million for the three months ended June 30, 2009 to $28.0 million for the three months ended June 30, 2010. Throughout 2009, we continued our initiative to aggressively sell used equipment in response to a drop in rental demand that was greater than the normal seasonal decline. During the first half of 2010, we intentionally slowed our sales of used rental equipment to preserve fleet in anticipation of rising demand in the second half of 2010. Increased demand for our rental equipment in the second quarter of 2010 was evident by our fleet utilization, which increased 600 basis points to 63.5% from 57.5% for the three months ended June 30, 2009.
     Cost of equipment rentals, excluding depreciation, increased $8.6 million, or 6.4%, from $135.4 million for the three months ended June 30, 2009 to $144.0 million for the three months ended June 30, 2010, due to a 4.4% increase in rental volume. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 50.0% for the three months ended June 30, 2009 to 55.4% for the three months ended June 30, 2010. The increase is due primarily to an 8.4% decrease in equipment rental rates as well as increases in freight and fuel expenses of $2.4 million and $2.2 million, respectively.
     Depreciation of rental equipment decreased $4.7 million, or 6.5%, from $72.1 million for the three months ended June 30, 2009 to $67.4 million for the three months ended June 30, 2010. The decrease in depreciation of rental equipment resulted from our actions throughout 2009 to reduce rental fleet in response to weakened demand. As a percent of equipment rental revenues, depreciation of rental equipment decreased from 26.6% in the three months ended June 30, 2009 to 25.9% in the three months ended June 30, 2010.
     Cost of merchandise sales increased $0.5 million, or 4.9%, from $9.4 million for the three months ended June 30, 2009 to $9.9 million for the three months ended June 30, 2010, due in part to an increase in the average cost per replacement part sold, which was driven by a change in sales mix. Gross margin for merchandise sales decreased from 30.7% for the three months ended June 30, 2009 to 25.6% for the three months ended June 30, 2010 due primarily to margin declines on nonstock and parts sales.
     Cost of used rental equipment sales decreased $15.6 million, or 39.4%, from $39.5 million for the three months ended June 30, 2009 to $23.9 million for the three months ended June 30, 2010. The decrease is due to the 34.1% decrease in sales of used rental equipment for the three months ended June 30, 2010. Gross margin for the sale of used rental equipment increased from 7.0% for the three months ended June 30, 2009 to 14.5% for the three months ended June 30, 2010. The increase in gross margin was due to improvements in margins on used equipment sold through both retail and auction channels.
     Selling, general and administrative expenses decreased $2.6 million, or 7.4%, from $35.6 million for the three months ended June 30, 2009 to $33.0 million for the three months ended June 30, 2010. The decrease is due primarily to decreases in professional fees, direct marketing costs and the provision for doubtful accounts. Selling, general and administrative expenses increased slightly as a percentage of total revenues from 10.9% for the three months ended June 30, 2009 to 11.0% for the three months ended June 30, 2010.
     Depreciation and amortization of non-rental equipment and intangibles decreased $1.3 million, or 11.5%, from $11.2 million for the three months ended June 30, 2009 to $9.9 million for the three months ended June 30, 2010. The decrease is primarily due to a smaller fleet of capitalized leased vehicles during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. To a lesser extent, the decrease was also due to a decrease in the net book value of leasehold improvements, which resulted from leasehold improvements that had reached the end of their useful lives after June 30, 2009.
     Interest expense, net increased $8.2 million, or 20.5%, from $40.0 million for the three months ended June 30, 2009 to $48.2 million for the three months ended June 30, 2010, due to higher interest rates under our 2017 Notes and 2019 Notes, which were issued in the second half of 2009, as compared to interest rates on our Second Lien Term Facility, which was partially repaid in 2009. In addition, amortization of deferred financing costs increased as a result of the 2017 and 2019 Notes issuances.
     The benefit for income taxes was $13.2 million and $5.0 million for the three months ended June 30, 2010 and 2009, respectively, and resulted from a pre-tax net loss for both periods. The effective tax rate was 37.3% and 30.4% for the three months ended June 30, 2010 and 2009, respectively. The effective tax rate for the three months ended June 30, 2010 differs from the federal statutory rate of 35% due to certain permanent items and state income taxes offset by the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income. The effective tax rate for the three months ended June 30, 2009 differs from the federal statutory rate of 35% due to the expiration of share appreciation rights granted by ACAB to certain employees of the Company as well as the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income offset by certain permanent items and state income taxes.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Six Months Ended		Six Months Ended
	June 30,		June 30,		Increase (decrease)
	2010	2009	2010	2009	2010 versus 2009
	(unaudited)
Revenues:
Equipment rental revenue	$481,947	$557,970	85.8%	82.3%	$(76,023)	(13.6)%
Sale of merchandise	24,691	27,488	4.4	4.1	(2,797)	(10.2)
Sale of used rental equipment	55,099	92,373	9.8	13.6	(37,274)	(40.4)

Total revenues	561,737	677,831	100.0	100.0	(116,094)	(17.1)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	275,214	284,844	49.0	42.0	(9,630)	(3.4)
Depreciation of rental equipment	134,043	147,323	23.9	21.7	(13,280)	(9.0)
Cost of merchandise sales	17,954	19,418	3.2	2.9	(1,464)	(7.5)
Cost of used rental equipment sales	48,568	85,297	8.6	12.6	(36,729)	(43.1)

Total cost of revenues	475,779	536,882	84.7	79.2	(61,103)	(11.4)

Gross profit	85,958	140,949	15.3	20.8	(54,991)	(39.0)

Operating expenses:
Selling, general and administrative	66,745	75,126	11.9	11.1	(8,381)	(11.2)
Depreciation and amortization of non-rental equipment and intangibles	19,967	22,976	3.6	3.4	(3,009)	(13.1)
Other operating gains, net	(2,450)	(114)	(0.4)	—	(2,336)	n/a

Total operating expenses, net	84,262	97,988	15.0	14.5	(13,726)	(14.0)

Operating income	1,696	42,961	0.3	6.3	(41,265)	(96.1)
Interest expense, net	98,026	80,245	17.5	11.8	17,781	22.2
Other (income) expense, net	(100)	410	—	0.1	(510)	n/a

Loss before benefit for income taxes	(96,230)	(37,694)	(17.1)	(5.6)	(58,536)	n/a
Benefit for income taxes	36,287	12,700	6.5	1.9	23,587	n/a

Net loss	$(59,943)	$(24,994)	(10.7)%	(3.7)%	$(34,949)	n/a

     Total revenues decreased $116.1 million, or 17.1%, from $677.8 million for the six months ended June 30, 2009 to $561.7 million for the six months ended June 30, 2010. Equipment rental revenue decreased $76.0 million, or 13.6%, from $558.0 million for the six months ended June 30, 2009 to $481.9 million for the six months ended June 30, 2010. The decrease in equipment rental revenue is primarily the result of a $51.9 million, or 9.3%, decrease in rental rates and a $24.1 million, or 4.3%, decrease in rental volumes. The decrease in rental volume is net of a $4.4 million increase due to currency rate changes.
     Sale of merchandise revenues decreased $2.8 million, or 10.2%, from $27.5 million for the six months ended June 30, 2009 to $24.7 million for the six months ended June 30, 2010. The decrease is due primarily to a decline in the volume of replacement parts sales as well as a decrease in the revenue per replacement part sold, which was driven by a change in sales mix. The decrease is also due in part to a decline in rental volume and our shift towards industrial or non-construction markets. Sales of merchandise revenues are generally higher in non-residential construction markets than in industrial or non-construction markets.
     Revenues from the sale of used rental equipment decreased $37.3 million, or 40.4%, from $92.4 million for the six months ended June 30, 2009 to $55.1 million for the six months ended June 30, 2010. Throughout 2009, we continued our initiative to aggressively sell used equipment in response to a drop in rental demand that was greater than the normal seasonal decline. During the first half of 2010, we intentionally slowed our sales of used rental equipment to preserve fleet in anticipation of rising demand in the second half of 2010. Increased demand for our rental equipment in the second quarter of 2010 was evident by our fleet utilization, which increased 600 basis points to 63.5% for the three months ended June 30, 2010 from 57.5% for the three months ended June 30, 2009 and increased 160 basis points to 59.2% for the six months ended June 30, 2010 from 57.6% for the six months ended June 30, 2009.
     Cost of equipment rentals, excluding depreciation, decreased $9.6 million, or 3.4%, from $284.8 million for the six months ended June 30, 2009 to $275.2 million for the six months ended June 30, 2010, due to a 4.3% decrease in rental volume offset by increases in freight and fuel expenses. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 51.1% for the six months ended June 30, 2009 to 57.1% for the six months ended June 30, 2010 due to a 9.3% decrease in equipment rental rates as well as increases in freight and fuel expenses of $3.0 million and $2.4 million, respectively.
     Depreciation of rental equipment decreased $13.3 million, or 9.0%, from $147.3 million for the six months ended June 30, 2009 to $134.0 million for the six months ended June 30, 2010. The decrease in depreciation of rental equipment resulted from our actions throughout 2009 to reduce rental fleet in response to weakened demand. As a percent of equipment rental revenues, depreciation of rental equipment increased from 26.4% in the six months ended June 30, 2009 to 27.8% in the six months ended June 30, 2010. This increase is due to a 13.6% drop in equipment rental revenue in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
     Cost of merchandise sales decreased $1.5 million, or 7.5%, from $19.4 million for the six months ended June 30, 2009 to $18.0 million for the six months ended June 30, 2010, which corresponds with the decrease in merchandise sales revenue. Gross margin for merchandise sales decreased from 29.4% for the six months ended June 30, 2009 to 27.3% for the six months ended June 30, 2010, due to a margin decline on replacement parts sales.
     Cost of used rental equipment sales decreased $36.7 million, or 43.1%, from $85.3 million for the six months ended June 30, 2009 to $48.6 million for the six months ended June 30, 2010. The decrease is due primarily to the 40.4% decrease in sales of used rental equipment for the six months ended June 30, 2010. Gross margin for the sale of used rental equipment increased from 7.7% for the six months ended June 30, 2009 to 11.9% for the six months ended June 30, 2010. The increase in gross margin was due primarily to an improvement in margins on used equipment sold through auction channels.
     Selling, general and administrative expenses decreased $8.4 million, or 11.2%, from $75.1 million for the six months ended June 30, 2009 to $66.7 million for the six months ended June 30, 2010. The decrease is due primarily to decreases in our provision for doubtful accounts and sales commissions. Selling, general and administrative expenses increased as a percentage of total revenues from 11.1% for the six months ended June 30, 2009 to 11.9% for the six months ended June 30, 2010. The increase as a percentage of revenues is primarily due to a 9.3% decrease in equipment rental rates.
     Depreciation and amortization of non-rental equipment and intangibles decreased $3.0 million, or 13.1%, from $23.0 million for the six months ended June 30, 2009 to $20.0 million for the six months ended June 30, 2010. The decrease is primarily due to a smaller fleet of capitalized leased vehicles during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was also driven by a decrease in the net book value of leasehold improvements, which resulted from leasehold improvements that had reached the end of their useful lives after June 30, 2009.
     Other operating gains, net were $2.5 million for the six months ended June 30, 2010 and consisted primarily of proceeds received from our insurance carrier for rental equipment and property claims attributable to hurricane damage. This gain represents proceeds in excess of previously indemnified losses. Recoveries in excess of losses incurred are considered gain contingencies and are not recognized until they are received.
     Interest expense, net increased $17.8 million, or 22.2%, from $80.2 million for the six months ended June 30, 2009 to $98.0 million for the six months ended June 30, 2010, due to higher interest rates under our 2017 Notes and 2019 Notes, which were issued in the second half of 2009, as compared to interest rates on our Second Lien Term

Facility, which was partially repaid in 2009. In addition, amortization of deferred financing costs increased as a result of the 2017 and 2019 Notes issuances.
     The benefit for income taxes was $36.3 million and $12.7 million for the six months ended June 30, 2010 and 2009, respectively, and resulted from a pre-tax net loss for both periods. The effective tax rate was 37.7% and 33.7% for the six months ended June 30, 2010 and 2009, respectively. The effective tax rate for the six months ended June 30, 2010 differs from the federal statutory rate of 35% due to certain permanent items and state income taxes offset by the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income. The effective tax rate for the six months ended June 30, 2009 differs from the federal statutory rate of 35% due to the expiration of share appreciation rights granted by ACAB to certain employees of the Company as well as the imposition of certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income offset by certain permanent items and state income taxes.
Liquidity and Capital Resources
     Cash Flows and Liquidity
     Our primary source of capital is from cash generated by our rental operations including cash received from the sale of used rental equipment, and secondarily from borrowings available under our Senior ABL Revolving Facility. Our business is highly capital intensive, requiring significant investments in order to expand our rental fleet during periods of growth and smaller investments required to maintain and replace our rental fleet during times of weakening rental demand.
     Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our Senior ABL Revolving Facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and age of our fleet we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the six months ended June 30, 2010 and 2009:

	Six months ended
	June 30,
	2010	2009
	(in 000s)
Net cash provided by operating activities	$169,893	$123,184
Net cash (used in) provided by investing activities	(90,114)	83,363
Net cash used in financing activities	(73,770)	(211,728)
Effect of foreign exchange rates on cash	485	238

Net increase (decrease) in cash and cash equivalents	$6,494	$(4,943)

     As of June 30, 2010, we had cash and cash equivalents of $11.0 million, an increase of $6.5 million from December 31, 2009. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our Senior ABL Revolving Facility.
     Operating activities – Net cash provided by operating activities during the six months ended June 30, 2010 consisted of the add-back of non-cash items and other adjustments of $118.7 million and an increase in operating liabilities (net of operating assets) of $111.1 million offset by a net loss of $59.9 million. The most significant change in operating assets and liabilities was an increase in accounts payable of $122.9 million, which was primarily attributable to capital purchases made in the first half of 2010.
     Net cash provided by operating activities during the six months ended June 30, 2009 consisted of the add-back of non-cash items and other adjustments of $155.4 million offset by a decrease in operating liabilities (net of operating assets) of $7.2 million and a net loss of $25.0 million. The most significant change in operating assets and liabilities was a reduction in accounts receivable resulting in cash inflow of $73.2 million offset by the settlement of accounts payable resulting in a cash outflow of $67.3 million.
     Investing activities — Net cash used in investing activities during the six months ended June 30, 2010 consisted of $148.6 million of capital purchases offset by $56.8 million of proceeds received from the sale of rental and non-rental equipment and $1.7 million of insurance proceeds associated with rental equipment and property claims. Capital expenditures include purchases of rental and non-rental equipment.
     The change from net cash provided by investing activities during the six months ended June 30, 2009 as compared to net cash used in investing activities during the six months ended June 30, 2010 was due to primarily to our changing priorities with respect to our rental fleet. During 2009, we continued our efforts to accelerate sales of used rental equipment in response to a drop in rental demand. During 2010, we intentionally slowed our sales of used rental equipment to preserve fleet in anticipation of rising demand. To satisfy the anticipated increase in demand, we also purchased $147.0 million of new rental fleet in the six months ended June 30, 2010, up $128.6 million, from $18.3 million in the six months ended June 30, 2009.
     Financing activities — Net cash used in financing activities during the six months ended June 30, 2010 consists primarily of $57.0 million net payments on our Senior ABL Revolving Facility. The net payments on our Senior ABL Revolving Facility were derived in part from the proceeds of an intercompany loan that was made in the second quarter of 2010, to transfer $28.0 million of excess Canadian cash to the U.S. Interest payable under the Senior ABL Revolving Facility normally exceeds that earned under an interest bearing cash account. The intercompany loan matures in the third quarter of 2010. We also repaid $16.0 million on our capital lease obligations. Net cash used in financing activities during the six months ended June 30, 2009 consists primarily of $189.2 million net payments on our Senior ABL Revolving Facility. We also repaid $22.2 million on our capital lease obligations.
     Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of June 30, 2010, we had $2.1 billion of indebtedness outstanding, consisting primarily of $344.2 million under the Senior ABL Revolving Facility, $479.4 million under the Second Lien Term Facility, $620.0 million of 2014 Notes, $400.0 million of 2017 Notes and $200.0 million of 2019 Notes. The 2017 Notes and the 2019 Notes are presented net of unamortized original issue discounts of $9.8 million and $2.9 million, respectively, in our condensed consolidated balance sheet at June 30, 2010.
     As of June 30, 2010, we had an outstanding balance of $344.2 million on our Senior ABL Revolving Facility leaving $645.5 million available for future borrowings. The available borrowings of $645.5 million are net of outstanding letters of credit and the net fair value liability for our interest rate swap agreements before the adjustment for credit-risk. During the six months ended June 30, 2010, we borrowed $84.0 million under the Senior ABL Revolving Facility and repaid $141.0 million.
     The Senior ABL Revolving Facility and the Second Lien Term Facility contain a number of covenants that, among other things, limit or restrict RSC’s ability to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness; engage in certain transactions with affiliates; make investments; change the nature of its business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. The indentures governing the Notes also contain restrictive covenants that, among other things, limit RSC’s ability to incur additional debt; pay dividends or distributions on our capital stock or repurchase our capital stock; make certain investments; create liens to secure debt; enter into certain transactions with affiliates; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to their parents; merge or consolidate with another company; and transfer and sell assets. In addition, under the Senior ABL Revolving Facility, upon excess availability falling below $100.0 million, we will become subject to more frequent borrowing base reporting requirements and upon the excess availability falling below (a) before the maturity date of the Non-Extending portion of the Senior ABL Revolving Facility (the “Non-Extending Maturity Date”) and the date of any increase in commitments under the Extending portion of the Senior ABL Revolving Facility (the “Commitment Increase Date”), $140.0 million, (b) after the Commitment Increase Date but before the Non-Extending Maturity Date, the greater of $140.0 million and 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Commitment Increase Date and (c) on or after the Non-Extending Maturity Date, 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Non-

Extending Maturity Date, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of each quarter of 4.25 to 1.00.
     Excess availability did not fall below $140.0 million and we were therefore not required to comply with the specified financial ratios and tests as of June 30, 2010. We do not expect excess availability to fall below $140.0 million during the next twelve months. As of June 30, 2010, our fixed charge coverage ratio was 1.60 to 1.00 and the leverage ratio was 5.78 to 1.00, as calculated in accordance with the credit agreement.
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
     We expect to generate positive cash flow from operations, net of capital expenditures, for the year ending December 31, 2010. From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Assuming certain payment conditions under the Senior ABL Revolving Facility credit agreement are satisfied, our Second Lien Term Facility limits our capacity to repurchase common stock or make optional payments on unsecured debt securities. This limitation at June 30, 2010 was $116.8 million, when considering a total basket of $150.0 million, net of $33.2 million of usage. We are also limited to $50.0 million in cash dividends in 2010.
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

     The table below provides a reconciliation between net loss, as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in 000s)
Net loss	$(22,115)	$(11,490)	$(59,943)	$(24,994)
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	77,308	83,254	154,010	170,299
Interest expense, net	48,233	40,035	98,026	80,245
Benefit for income taxes	(13,156)	(5,027)	(36,287)	(12,700)

EBITDA	$90,270	$106,772	$155,806	$212,850

Adjustments:
Share-based compensation	1,595	1,162	2,258	2,294
Other expense (income), net	99	107	(100)	410

Adjusted EBITDA	$91,964	$108,041	$157,964	$215,554

     Free Cash Flow
     We also present free cash flow as a supplement to the financial statements. We define free cash flow as net cash provided by operating activities plus net capital inflows (expenditures). All companies do not calculate free cash flow in the same manner, and our presentation may not be comparable to those presented by other companies. We believe free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital needs. However, free cash flow is a non-GAAP measure in addition to, and not as an alternative to, net (loss) income or net cash provided by operating activities as defined under GAAP. Moreover, free cash flow does not represent remaining cash flows available for discretionary expenditures because the measure does not deduct payment required for debt maturities.
     The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in 000s)
Net cash provided by operating activities	$104,412	$57,054	$169,893	$123,184

Purchase of rental equipment	(102,060)	(9,746)	(146,966)	(18,337)
Purchases of property and equipment	(1,304)	(782)	(1,635)	(1,889)
Proceeds from sales of rental equipment	27,993	42,470	55,099	92,373
Proceeds from sale of property and equipment	356	4,671	1,652	8,130
Insurance proceeds from rental equipment and property claims	—	1,086	1,736	3,086

Net capital (expenditures) inflows	(75,015)	37,699	(90,114)	83,363

Free cash flow	$29,397	$94,753	$79,779	$206,547

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
     In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. Specifically, the guidance requires new disclosures for transfers in and out of levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity associated with level 3 fair value measurements. The new disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2009, had no impact on our disclosures at June 30, 2010.
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
     Interest Rate Risk
     Excluding the effect of our hedge agreements, we have a significant amount of debt under the Senior ABL Revolving Facility and the Second Lien Term Facility with variable rates of interest based generally on adjusted London inter-bank offered rate (“LIBOR”), or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Revolving Facility, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio, as of June 30, 2010, our net interest expense for the six months ended June 30, 2010 would have increased by an estimated $1.4 million. Excluding the effect of our hedge agreements, for the same period interest expense would have increased $4.6 million assuming a hypothetical increase of 1%.
     We entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at June 30, 2010. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66% and $200.0 million is for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps became effective on October 5, 2007 and are settled on a quarterly basis. In connection with an October 2009 partial prepayment of outstanding principal on the Second Lien Term Facility, we reduced the notional amount of one of these interest rate swaps from $100.0 million to $71.5 million. In November 2009, we prepaid an additional $192.1 million of principal on the Second Lien Term Facility thereby reducing the outstanding balance to $479.4 million. As a result of this prepayment, $192.1 million of the notional amounts on our interest rate swaps were de-designated as cash flow hedges as they no longer hedge the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. In order to offset our exposure to the de-designated interest rate swaps, we entered into two additional interest rate swap agreements in November 2009 under which we exchanged a portion of our fixed-rate interest payments for floating-rate interest payments. These agreements cover a combined notional amount of debt totaling $192.1 million, of which $171.5 million is for a one-year period and $20.6 million is for a three-year period. The swaps became effective October 5, 2009 and are settled on a quarterly basis.
     We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. This agreement was intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL Revolving Facility. Interest on this debt was based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin. This agreement covered a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap, which was settled on a quarterly basis, was effective on April 5, 2008, and expired on April 5, 2010.
     Considering the $479.4 million of the Second Lien Term Facility that was hedged as of June 30, 2010, 80.1% of our $2,107.7 million of debt at June 30, 2010 had fixed rate interest.
     Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the six months ended June 30, 2010 and June 30, 2009, 6.2% and 4.7%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the six months ended June 30, 2010, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net loss by approximately $0.1 million for the six months ended June 30, 2010.
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

     Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our 2009 Form 10-K filed with the SEC on February 18, 2010, which could materially affect our business, financial condition or future results. The risks described in our 2009 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     There have been no material changes in the risk factors previously disclosed in “Risk Factors” in our 2009 Form 10-K filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Reserved
Item 5. Other Information
     None.

Item 6. Exhibits
Exhibits and Financial Statement Schedules

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated Executive Employment and Noncompetition Agreement by and between Patricia D. Chiodo and RSC Equipment Rental, Inc. effective November 28, 2006	10-Q	001-33485	10.1	4/23/2010

10.2	Form of Stock Option Agreement	8-K	001-33485	10.1	4/23/2010

10.3	Form of Stock Option Agreement for Long-Term Incentive Equity Awards	8-K	001-33485	10.2	4/23/2010

10.4	Form of Employee Restricted Stock Unit Agreement	8-K	001-33485	10.3	4/23/2010

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC Holdings III, LLC
RSC Equipment Rental, Inc.

Signature	Title	Date

President, Chief Executive Officer and Director
/s/ Erik Olsson Erik Olsson	(Principal Executive Officer)	July 22, 2010

Vice President, Controller and Interim Chief Financial
/s/ Patricia D. Chiodo	Officer (Principal Financial and
Patricia D. Chiodo	Principal Accounting Officer)	July 22, 2010

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated Executive Employment and
Noncompetition Agreement by and between
Patricia D. Chiodo and RSC Equipment Rental,
	Inc. effective November 28, 2006	10-Q	001-33485	10.1	4/23/2010

10.2	Form of Stock Option Agreement	8-K	001-33485	10.1	4/23/2010

10.3	Form of Stock Option Agreement for Long-Term
	Incentive Equity Awards	8-K	001-33485	10.2	4/23/2010

10.4	Form of Employee Restricted Stock Unit Agreement	8-K	001-33485	10.3	4/23/2010

31.1	Certification of Chief Executive Officer as
required by Rule 13a-14(a) of the Securities
	Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as
required by Rule 13a-14(a) of the Securities
	Exchange Act of 1934, as amended					X

32.1	Certifications of Chief Executive Officer and
Chief Financial Officer as required by Rule
13a-14(b) of the Securities Exchange Act of
	1934, as amended					X