Form 10-K
period 2010-12-31
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2011-02-10
CIK 1406578, 1406579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
No voting or non-voting equity securities of the registrants were held by non-affiliates of the registrants as of June 30, 2010, or as of February 4, 2011. As of February 4, 2011, all of the common stock of the registrant is owned by its ultimate parent company, RSC Holdings Inc.
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
Cautionary Note for Forward-Looking Statements
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
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. Factors that could cause actual results or outcomes to differ materially from those projected include, but are not limited to, the following:
•	the effect of an economic downturn or other factors resulting in a decline in non-residential construction, non-construction maintenance, capital improvements and capital investment;

•	intense rental rate price pressure from competitors, some of whom are heavily indebted and may significantly reduce their prices to generate cash to meet debt covenants; from contractor customers some of whom are bidding contracts at cost or below to secure work for their remaining best employees; from industrial customers who generally are experiencing profitability shortfalls in the current economic climate and in return are asking all of their most significant suppliers for price reductions and cost reduction ideas;

•	the rental industry’s ability to continue to sell used equipment through both the retail and auction markets at prices sufficient to enable us to maintain orderly liquidation values that support our borrowing base to meet our minimum availability and to avoid covenant compliance requirements for leverage and fixed charge coverage contained in our New Senior ABL Revolving Facility;

•	our ability to comply with our debt covenants;

•	risks related to the credit markets’ willingness to continue to lend to borrowers with a B rating;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

ii

•	the effect of changes in laws and regulations, including those relating to employment legislation, the environment and customer privacy, among others;

•	fluctuations in fuel and, or supply costs;

•	heavy reliance on centralized information technology systems;

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others; and

•	the other factors described in Part I, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.”
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

iii

PART I
Item 1. Business
Our Company
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 454 rental locations across ten regions in 40 U.S. states and three Canadian provinces and service customers primarily in the industrial or non-construction, and non-residential construction markets. For 2010, we generated 85.9% of our revenues from equipment rentals, and we derived the remaining 14.1% of our revenues from sales of used rental equipment, merchandise and other related items. We believe our focus on high margin rental revenues, active fleet management and superior customer service has enabled us to achieve attractive returns on capital employed over a business cycle.
     We rent a broad selection of equipment, primarily to industrial or non-construction related companies, and non-residential construction companies, ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. As of December 31, 2010, our rental equipment fleet had an original equipment fleet cost of approximately $2.3 billion covering over 900 categories of equipment. We strive to differentiate our offerings through superior levels of equipment availability, reliability and service. The strength of our fleet lies in its condition. We actively manage the condition of our fleet in order to provide customers with well maintained and reliable equipment. We believe our fleet is one of the best maintained among our key competitors, with 99% of our fleet current with its manufacturer’s recommended preventive maintenance at December 31, 2010. Our disciplined fleet management process supports us in maintaining rental rate discipline and optimizing fleet utilization and capital expenditures. We employ a high degree of equipment sharing and mobility within regions to increase equipment utilization and adjust the fleet size in response to changes in customer demand. Integral to our equipment rental operations is the sale of used equipment and in addition, we sell merchandise complementary to our rental activities.
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
     As of the closing of the Recapitalization, on November 27, 2006, we borrowed $1,124.0 million under a senior secured asset-based loan facilities (the “Old Senior ABL Facilities”) and $1,130.0 million under a senior second-lien term loan facility (the “Second Lien Term Facility”). The Old Senior ABL Facilities consisted of a $1,450.0 million revolving credit facility (the “Old Senior ABL Revolving Facility”) and a term loan facility in the initial amount of $250.0 million (the “Old Senior ABL Term Loan”). We repaid the Old Senior ABL Term Loan in full in July 2009. We repaid the Second Lien Term Facility in full in January 2011. On February 9, 2011, we entered into a new senior secured asset-based loan facility (the “New Senior ABL Revolving Facility”) and repaid in full the Old Senior ABL Revolving Facility.
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
     As of December 31, 2010 Oak Hill, Ripplewood and ACF own 33.6%, 4.3% and 7.3%, respectively of RSC Holdings’ issued and outstanding common stock.

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
Operations
     We currently operate in two geographic divisions, overseeing a total of ten operating regions. Each division is overseen by a divisional senior vice president and each region is headed by a regional vice president. Decisions regarding the acquisition and deployment of fleet are made by the executive management team, which includes the divisional senior vice presidents.
     Our operating regions typically have six to seven districts headed by a district manager overseeing six to seven rental locations and each location is managed by a location manager. As of December 31, 2010 our Canadian region, which is part of the Northern Division, has five districts and 19 rental locations. In 2010, 2009 and 2008, 6.4%, 5.2% and 5.5%, respectively, of our revenue was derived from Canada. As of December 31, 2010 and 2009, 6.2% and 5.4% of our long-lived assets, and 5.1% and 4.3% of our total assets were located in Canada. See Note 18 to our consolidated financial statements for further business segment and geographic information.
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
Customers
     We have long and stable relationships with most of our customers, including the majority of our top 20 accounts. During 2010, we serviced approximately 224,000 customers, primarily in the industrial or non-construction, and non-residential construction markets. During 2010, no one customer accounted for more than 2% of our rental revenues, and our top 10 customers combined represented less than 15% of our rental revenues. We do not believe the loss of any one customer would have a material adverse effect on our business.
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
     Customers from the industrial or non-construction, and non-residential construction markets accounted for approximately 97% of our rental revenues for 2010. Non-residential construction customers vary in size from national and regional to local companies and private contractors and typically make use of the entire range of rental equipment and supplies that we offer. Non-residential construction projects vary in terms of length, type of equipment required and location requiring responsive and flexible services.

     Rental services for industrial or non-construction customers can be grouped into the following activities:
•	“run and maintain,” which relates to day to day maintenance;

•	“turnaround,” which relates to major planned general overhaul of operations; and

•	“capital projects,” which relate to smaller expansion or modification work.
     In our experience, industrial or non-construction customers engage in long-term service contracts with trusted suppliers to meet their equipment requirements. In order to capitalize on this trend, we operate rental yards on-site at the facilities of some of our largest industrial or non-construction customers pursuant to one to five year agreements that may be cancelled by either party upon 30 days’ notice. Under these agreements, we typically agree to service all of our customers’ equipment rental needs, including products we do not typically rent. The purpose of our one to five year agreements is to provide framework for the business relationship in the event future rental transactions occur. Specifically, these agreements establish, among other things, the term of the onsite rental yard, administrative responsibilities, equipment availability, pricing, jobsite conditions, invoicing, dispute resolution, etc. The fact that we operate an onsite rental yard is not a guarantee that a customer will have a rental need. Revenue is recognized if and when a customer rents equipment from one of our onsite yards at which time a separate rental agreement is executed. Rental revenue, which accrues in accordance with the rates outlined in the service contract, is recognized over the applicable rental period. We have also developed a proprietary software application, Total Control®, which provides our industrial or non-construction customers with a single in-house software application that enables them to monitor and manage all their rental equipment. This software can be integrated into the customers’ enterprise resource planning system. Total Control® is a unique customer service tool that enables us to develop strong, long-term relationships with our larger customers. Our customers are not charged for the use of Total Control®, nor do we charge higher rates for rental equipment rented through Total Control®.
     Residential construction customers are located throughout our operating regions and accounted for approximately 3% of our rental revenues for 2010.
     Customer Service. To ensure prompt response to customer needs, we operate a 24/7 in-house call center, which we believe gives us a competitive advantage by providing our customers full access to all our employees on call, enabling appropriate support at any time. Our in-house call center staff is highly trained and has access to our customer related databases providing clients with best-in-class service. We also pursue a number of initiatives to assess and enhance customer satisfaction. Using an independent third party we contact approximately 23,000 of our customers annually to determine their overall satisfaction levels. We also use an independent third party to test the quality of our service levels by performing secret shop calls to evaluate effectiveness with customers, identify coaching opportunities and to evaluate courtesy and staff knowledge.
Industry Overview
     Based on industry sources, we estimate the U.S. construction equipment rental industry had rental revenues of approximately $22 billion in 2010. This represents a compound annual growth rate of approximately 6% since 1990.
     The industry’s principal end-markets for rental equipment are industrial or non-construction, non-residential construction and residential construction markets. While the construction industry has to date been the principal user of rental equipment, industrial or non-construction companies, utilities and others are increasingly using rental equipment for plant maintenance, turnaround projects and other operations. According to U.S. Department of Commerce data (which is preliminary and has not been adjusted for inflation), the value of non-residential construction put in place in the United States increased approximately 10% in 2008 compared with 2007 and decreased 8% in 2009 compared to 2008, and decreased 14% in 2010 compared to 2009.
     Given the improving economic environment, third party economists estimate that both non-residential construction activity and industrial or non-construction activity will be up for the full year 2011. We expect 2011 to be a year of strong positive growth with rental volume and rates comparing favorably to 2010.

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
Fleet
     As of December 31, 2010, our rental fleet had an original equipment fleet cost of $2.3 billion covering over 900 categories of equipment, and in 2010, our rental revenues were $1,060.3 million. Rental terms for our equipment vary depending on the customer’s needs, and the average rental term in 2010 was approximately 12 days. We believe that the size of our purchasing program and the relative importance of our business to our suppliers allow us to purchase fleet at favorable prices and on favorable payment terms. We believe that our highly disciplined approach to acquiring, deploying, sharing, maintaining and divesting fleet represents a key competitive advantage. The following table provides a breakdown of our fleet in terms of original equipment fleet cost as of December 31, 2010.
Equipment Rental Fleet Breakdown

As of December 31, 2010	% of Total
Aerial work platform (AWP) booms	31.5
Fork lifts	21.8
Earth moving	15.5
AWP scissors	10.1
Trucks	5.4
Air compressors	3.9
Generators/Light towers	3.3
Compaction	2.1
Other	6.4
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
     We have also made proprietary improvements to our information management systems, such as integrating our maintenance and reservation management systems, which prioritize equipment repairs based on customer reservations and time in shop. The majority of major repairs are outsourced to enable us to focus on maintenance and parts replacement. We have also implemented a rigorous preventive maintenance program that increases reliability, decreases maintenance costs and improves fleet availability and the ultimate sales price we realize on the sale of used equipment. At December 31, 2010, 99% of our fleet was current on its manufacturer’s recommended preventive maintenance.
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
     Generally, we purchase rental equipment from two suppliers for each major category that we offer for rent. We believe that while selectively partnering with these existing suppliers we could readily replace any of the suppliers if it were no longer advantageous to purchase equipment from them. Our major equipment suppliers include companies such as JLG, Skyjack, Bobcat and John Deere. In 2010, we purchased $327.1 million of new rental equipment compared to $46.4 million and $258.7 million in 2009 and 2008, respectively.
     Fleet Condition. We believe our diverse equipment fleet is one of the best maintained and most reliable among our key competitors. At December 31, 2010, the average age of our fleet was 44 months and we expect our fleet age to improve in 2011 due primarily to our anticipated capital purchases. Through our fleet management process discussed above under “Fleet Management Process,” we actively manage the condition of our fleet to provide customers with well maintained and reliable equipment and to support our premium pricing strategy.
     Sales and Marketing. We market our products and services through:
•	a branch-based sales force operating out of our network of locations;

•	local and national advertising efforts;

•	our self-service, web-based solution: RSC Online®;

•	specialized Business Development Managers focusing on regional and national customers; and

•	specialized National Account Managers focusing on our largest strategic relationships.
     Sales Force. We believe that our sales force is one of the industry’s most productive and highly trained. As of December 31, 2010, we had an inside sales team performing a variety of functions such as handling inbound customer rental requests and servicing customers at each branch and outside sales employees servicing existing customers and soliciting new business on construction or industrial sites. Our sales force uses a customer relationship software application to target customers in their specific area, and we develop customized marketing programs for use by our sales force by analyzing each customer group for profitability, buying behavior and product selection. In 2010, we converted our customer relationship management system from a proprietary platform to Salesforce.com. All members of our sales force are required to attend in-house training sessions to develop product and application knowledge, sales techniques and financial acumen. Our sales force is supported by regional sales and marketing managers, district sales managers and corporate marketing and sales departments.
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
     Competition in the equipment rental industry is intense, and is defined by equipment availability, reliability, service and price. Our competitors may seek to compete aggressively on the basis of pricing or fleet availability. To the extent that we choose to match our competitors’ downward pricing, it could have a material adverse impact on our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also have an adverse impact on our results of operations, as we may lose rental volume. In 2010, supply exceeded demand, resulting in downward pressure on rental rates and used equipment prices within the industry.
Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the industrial or non-construction market and the non-residential construction market. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     The industrial or non-construction market generated approximately 59% of our rental revenues during the year ended December 31, 2010. The non-residential construction market generated approximately 38% of our rental revenues during the year ended December 31, 2010. During 2009, we saw a continued weakening of demand in the non-residential construction market which resulted in a decrease in the demand for our rental equipment and downward pressure on our rental rates. These trends continued into the first quarter of 2010. Demand in the industrial or non-construction market also weakened through 2009, however, not to the same extent as the non-residential construction market. Generally, the industrial or non-construction market is less exposed to cyclicality than the non-residential construction market. We responded to the economic slowdown by employing a number of financial and operational measures, which enabled us to right-size our business, generate positive cash flow and utilize any excess cash flow to repay outstanding amounts on our Old Senior ABL Revolving Facility.
     During the second quarter of 2010 and continuing throughout the remainder of 2010, market conditions improved, which translated into strengthening demand for our rental equipment as fleet on rent increased approximately 22.8% at December 31, 2010 as compared to December 31, 2009. This compares to a decrease of approximately 25.8% at December 31, 2009 as compared to December 31, 2008. In addition, fleet utilization for the year ended December 31, 2010 was 63.7%, an increase of 610 basis points from 57.6% for the year ended December 31, 2009. Although rental rates declined 6.3% in the year ended December 31, 2010, the year-over-year rental rate decline in the fourth quarter of 2010 was 1.9%, which compares to the year-over-year rental rate declines of 4.4%, 8.4% and 9.9% in the quarters ended September 30, 2010, June 30, 2010 and March 31, 2010, respectively. We expect year-over-year rental rates in the first quarter of 2011 to be comparable to the first quarter of 2010. We also expect fleet on rent and utilization to continue to compare favorably to the prior year during the first quarter of 2011 and while pricing remains challenging, year-over-year comparisons for rental revenues in the first quarter of 2011 are expected to be favorable.
Employees
     As of December 31, 2010, we had 4,427 employees. Employee benefits in effect include group life insurance, medical and dental insurance and a defined contribution benefit plan. Labor contracts covering the terms of employment of approximately 146 of our employees are presently in effect under 13 collective bargaining agreements with local unions relating to 27 separate rental locations in 13 states. We may be unable to negotiate new labor contracts on terms advantageous to us or without labor interruptions. We have had no material work stoppage as a result of labor problems during the last eight years. We believe our labor relations to be good.
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
Transportation, Delivery and Sales Fleet
     We lease vehicles for transportation and delivery of rental equipment and vehicles used by our sales force under capital leases with leases typically ranging from 50 to 96 months. Our delivery fleet includes tractor trailers, delivery trucks and service vehicles. The vehicles used by our sales force are primarily pickup trucks. Capital lease obligations amounted to $77.8 million and $84.8 million at December 31, 2010 and 2009, respectively, and we had approximately 3,600 and 3,400 units leased at December 31, 2010 and 2009, respectively.
Management
     Set forth below are the names, ages and positions of our executive officers as of February 10, 2011.

Name	Age	Position
Erik Olsson	48	President, Chief Executive Officer and Director
Patricia Chiodo	45	Senior Vice President and Chief Financial Officer
Kevin Groman	40	Senior Vice President, General Counsel and Corporate Secretary
Phillip Hobson	44	Senior Vice President, Operations
David Ledlow	51	Senior Vice President, Operations
Mark Krivoruchka	56	Senior Vice President, Human Resources
Juan Corsillo	44	Senior Vice President Sales, Marketing and Corporate Operations
     Erik Olsson has served as President, Chief Executive Officer and a Director of RSC since 2006. Mr. Olsson joined RSC in 2001 as Chief Financial Officer and in 2005 became RSC’s Chief Operating Officer. During the 13 years prior to 2001, Mr. Olsson held a number of senior financial management positions in various global businesses at Atlas Copco Group in Sweden, Brazil and the United States, including his last assignment as Chief Financial Officer for Milwaukee Electric Tool Corporation in Milwaukee, WI from 1998 to 2000.
     Patricia Chiodo has served as Senior Vice President and Chief Financial Officer of RSC since October 2010. From February 2005 to October 2010, Ms. Chiodo served as Vice President, Controller of RSC. Ms. Chiodo joined RSC in August 2002 as the Assistant Controller. Prior to joining RSC, Ms. Chiodo was a partner and Chief Financial Officer for Equipment Remark International, an equipment remarketing company, and Chief Financial Officer for Road Machinery Co., a heavy equipment distributor. Prior to that, Ms. Chiodo was a Senior Accountant for Price Waterhouse.
     Kevin Groman has served as Senior Vice President, General Counsel and Corporate Secretary of RSC since December 2006. Prior to joining RSC, Mr. Groman served as Vice President, Associate General Counsel, Deputy Compliance Officer and Assistant Secretary of PetSmart, Inc., a specialty pet retail supplies and service company. Mr. Groman held various positions at PetSmart from 2000 to 2006. From 1995 to 2000, Mr. Groman held several counsel positions including Senior Counsel and Assistant Secretary with CSK Auto Corporation, an auto parts retailer operating under the names Checker, Schuck’s, and Kragen Auto Parts Stores.
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
     Mark Krivoruchka has served as Senior Vice President, Human Resources of RSC since March 2010. From August 2007 to October 2009, Mr. Krivoruchka was Senior Vice President of Global Human Resources and Communications with Cooper Tire. Mr. Krivoruchka was the Senior Vice President of Human Resources Integration at Whirlpool from June 2006 to February 2007. He also served as Maytag’s Senior Vice President-Human Resources until that company was acquired by Whirlpool. He also served as President/General Manager of Hoover Floor Care Products until it was sold by Whirlpool.
     Juan Corsillo has served as Senior Vice President, Sales, Marketing and Corporate Operations of RSC since March 2010. Mr. Corsillo has more than 20 years of experience in sales and marketing roles in the financial services industry, including 17 years with the General Electric Company in Toronto, San Francisco and Connecticut. In recent years, Mr. Corsillo has held a number of senior commercial leadership roles at various GE Capital entities, including Senior Vice President of Commercial Excellence of GE Capital Americas from January 2009 to March 2010, Chief Commercial Officer of GE Capital Solutions from December 2005 to January 2009 and Chief Marketing Officer of US Equipment Financing from April 2003 to December 2005.
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
Item 1A. Risk Factors
     Our business is subject to a number of important risks and uncertainties. Based on the information currently known to us, we believe that the following information identifies all known material risk factors relating to our business. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Our Business
Our business has been and may continue to be hurt by an economic downturn, a decline in non-residential construction or industrial or non-construction activities, or a decline in the amount of equipment that is rented.
     For the year ended December 31, 2010, our non-residential construction and industrial or non-construction customers together accounted for approximately 97% of our rental revenues. Weakness in non-residential construction or industrial or non-construction activity, or a decline in the desirability of renting equipment, may decrease the demand for our equipment or depress the prices we charge for our products and services. In addition, an economic downturn in those regions where we have significant operations could disproportionately harm our financial condition, results of operations and cash flows. We have identified below certain factors which may cause weakness, either temporary or long-term, in the non-residential construction and industrial or non-construction, sectors:

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
     A weakness in the non-residential construction and industrial or non-construction sectors caused by these or other factors would harm our revenues, financial condition, profitability and cash flows as well as our ability to service debt, and may reduce residual values realized on the disposition of our rental equipment, negatively impacting our borrowing availability.
We face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations.
     The equipment rental industry is highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national equipment rental companies like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. Some of our principal competitors are less leveraged than we are, have greater financial resources, may be more geographically diversified, may have greater name recognition than we do and may be better able to withstand adverse market conditions within the industry. We generally compete on the basis of, among other things, quality and breadth of service, expertise, reliability, price and the size, mix and relative attractiveness of our rental equipment fleet, which is significantly affected by the level of our capital expenditures. If we are required to reduce or delay capital expenditures for any reason, including due to restrictions contained in the New Senior ABL Revolving Facility, or the indentures governing the 2014 Senior Unsecured Notes (the “2014 Notes”), the 2017 Senior Secured Notes (the “2017 Notes”), the 2019 Senior Unsecured Notes (the “2019 Notes”) or the 2021 Senior Unsecured Notes (the “2021 Notes”) (collectively the “Notes”), the resulting aging of our rental equipment fleet may cause us to lose our competitive advantage and adversely impact our pricing. In addition, our competitors are competing aggressively on the basis of pricing and may continue to drive prices further down. To the extent that we choose to match our competitors’ downward pricing, it could harm our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.
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
     Our revenues and operating results have varied historically from period to period and may continue to do so. We have identified below certain of the factors which may cause our revenues and operating results to vary:
•	downturn in the North American economy, including the reduced access to capital markets for our customers’ funding of projects, any sustained periods of inflation or deflation, and the resulting negative impact it has on the financial strength of our customers;

•	changes in demand for our equipment or the prices we charge due to changes in economic conditions, competition or other factors;

•	the timing of expenditures for new equipment and the disposal of used equipment, including the ability to effectively and efficiently reduce our fleet size by selling in the open market for used equipment;

•	changes in the interest rates applicable to our variable rate debt;

•	general economic conditions in the markets where we operate;

•	the cyclical nature of our customers’ businesses, particularly those operating in the non-residential construction and industrial or non-construction sectors;

•	rental rate changes in response to competitive factors;

•	our inability to maintain our price levels during long-term periods of economic decline;

•	bankruptcy or insolvency of our competitors leading to a larger than expected amount of used equipment in the open market;

•	bankruptcy or insolvency of our customers, thereby reducing demand for used rental equipment;

•	reduction in the demand for used equipment may result in lower sales prices and volume for used equipment sales;

•	aging of our fleet, ultimately resulting in lower sales prices and volume for used equipment sales;

•	seasonal rental patterns, with rental activity tending to be lowest in the winter;

•	downturn in oil and petrochemical-related sectors from which we derive a large share of our industrial revenue;

•	timing of acquisitions of companies and new location openings and related costs;

•	labor shortages, work stoppages or other labor difficulties;

•	disruptions of fuel supplies or increases in fuel prices;

•	possible unrecorded liabilities of acquired companies;

•	our effectiveness in integrating acquired businesses and new locations into our existing operations; and

•	possible write-offs or exceptional charges due to changes in applicable accounting standards, goodwill impairment, impairment of obsolete or damaged equipment or other assets, or the refinancing of our existing debt.
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
     Our business derives a material portion of its revenues from customers in the non-residential construction market and the general slowdown and volatility of the U.S. economy is having an adverse effect on this business. The non-residential construction industry is expected to grow in early 2011, although commercial construction, a segment of non-residential construction, is expected to grow at a slower pace. From time to time, our business that serves the non-residential construction industry has also been adversely affected in various parts of the country by declines in non-residential construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and reduced level of residential construction activity. Continued weakness in the U.S. economy and general uncertainty about current economic conditions will continue to pose a risk to our business as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which would have a continued material negative effect on the demand for our products.
Our reliance on available borrowings under the New Senior ABL Revolving Facility and cash from operating activities is necessary to operate our business and subjects us to a number of risks, many of which are beyond our control.
     We rely significantly on available borrowings under the New Senior ABL Revolving Facility to operate our business. As of February 9, 2011, we had $646.8 million of available borrowings under the New Senior ABL Revolving Facility. The amount of available borrowings under the New Senior ABL Revolving Facility is determined by a formula, subject to maximum borrowings, that includes several factors, most significant of which is the orderly liquidation value (“OLV”), of our rental fleet. The OLV of our fleet is calculated by a third party and reflects the average of prices paid for used rental equipment at retail and auction. If our OLV were to decrease significantly, or if our access to such financing were unavailable, reduced, or were to become significantly more expensive for any reason, including, without limitation, due to our inability to meet the coverage ratio or leverage ratio tests in the New Senior ABL Revolving Facility, if such compliance was required, or to satisfy any other condition in the facilities or due to an increase in interest rates generally, we may not be able to fund daily operations which may cause material harm to our business, which could affect our ability to operate our business as a going concern.
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
The effects of the recent economic crisis have had and may continue to have a negative impact on our revenue, operating results, or financial condition.
     The recent economic crisis has caused disruptions and extreme volatility in financial markets, increased rates of default and bankruptcy, and has reduced demand for equipment rental. These macroeconomic developments have had and could continue to have a negative impact on our revenue, profitability, financial condition and liquidity in a number of ways, such as reduced used equipment demand which in turn could have a negative impact on the OLV for our rental equipment fleet. Additionally, current or potential customers may delay or decrease equipment rentals or may delay paying us or be unable to pay us for prior equipment rentals and services. Also, if the banking system or the financial markets deteriorate further, fail to improve or remain volatile, the funding for and realization of capital projects may continue to decrease, which may continue to impact the demand for our rental equipment and services.
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

If our operating costs increase as our rental equipment fleet ages and we are unable to pass along such costs, our earnings will decrease.
     As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, will likely increase. As of December 31, 2010, the average age of our rental equipment fleet was approximately 44 months, up four months, from 40 months at December 31, 2009. Rental fleet purchases, which totaled $327.1 million in the year ended December 31, 2010, were not at a pace sufficient to offset the growth in overall fleet age. The costs of maintenance may materially increase in the future. Any material increase in such costs could have a material adverse affect on our revenues, profitability and financial condition.
Our operational measures designed to increase revenue while continuing to control operating costs may not generate the improvements and efficiencies we expect.
     We have responded to the economic slowdown by employing a number of operational measures designed to increase revenue while continuing to pursue our strategy of reducing operating costs where available. The extent to which these strategies will achieve the desired goals and efficiencies in 2011 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these measures in the manner we currently expect, we may not achieve the improvements or efficiencies we anticipate, or on the timetable we anticipate. There may be unforeseen productivity, revenue or other consequences resulting from our strategies that will adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability or margins.
The cost of new equipment we use in our rental equipment fleet could increase and therefore we may spend more for replacement equipment, and in some cases we may not be able to procure equipment on a timely basis due to supplier constraints.
     The cost of new equipment used in our rental equipment fleet could increase, primarily due to increased material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, and increases in the cost of fuel, which is used in the manufacturing process and in delivering equipment to us. Such increases could materially adversely impact our financial condition and results of operations in future periods. In addition, based on changing demands of customers, the types of equipment we rent to our customers may become obsolete resulting in a negative impact to our financial condition based on the increased capital expenditures required to replace the obsolete equipment, and our potential inability to sell the obsolete equipment in the used equipment market.
An impairment of our goodwill could have a material non-cash adverse impact on our results of operations.
     We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. We have performed our annual impairment tests for goodwill during the fourth quarter of 2010 and based on our analyses, there was no goodwill impairment recognized during 2010. If we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill in the future, which could have a material adverse impact on our results of operations and financial condition.
Our rental equipment fleet is subject to residual value risk upon disposition.
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

     We include in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense as well as the gain or loss realized upon disposal of equipment. Sales of our used rental equipment at prices that fall significantly below our projections, or our inability to sell such equipment at all, could have a negative impact on our results of operations.
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
     We have exposure to counterparties with which we execute transactions, including U.S. and foreign commercial banks, insurance companies, investment banks, investment funds and other financial institutions, some of which may be exposed to bankruptcy, liquidity, default or similar risks, especially in connection with recent financial market turmoil. Many of these transactions could expose us to risk in the event of the bankruptcy, receivership, default or similar event involving a counterparty. For example, as of February 9, 2011, we had $646.8 million of available borrowings under the New Senior ABL Revolving Facility. If any of the lenders that are parties to the New Senior ABL Revolving Facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds. The inability to make future draws on the New Senior ABL Revolving Facility or any new revolving facilities could have a material adverse effect on our liquidity which could negatively affect our business, results of operations or ability to maintain the overall quality of our rental equipment fleet.
We are exposed to various possible claims relating to our business and our insurance may not fully protect us against those claims.
     We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our vehicles and our employees, (3) employment-related claims, (4) property damage and pollution related claims, and (5) commercial claims. Our insurance policies have deductibles or self-insured retentions of $1.0 million for general liability and $1.5 million for automobile liability, on a per occurrence basis; $0.5 million per occurrence for workers’ compensation claims; and $0.25 million per occurrence for pollution coverage. Currently, we believe that we have adequate insurance coverage for the protection of our assets and operations. However, litigation is inherently unpredictable, and the outcome of some of these claims, proceedings and other contingencies could require us to take or refrain from taking actions which could adversely affect our operations or could result in large verdicts. Additionally, defending against claims, lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters. Our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits. In addition, we may be exposed to uninsured liability at levels in excess of our policy limits.
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
     We are required to file certain reports, including annual and quarterly periodic reports, under the Exchange Act. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every reporting company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. An independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. Compliance with the reporting obligations under the U.S. securities laws places additional burdens on our management, operational and financial resources and systems. To the extent that we are unable to maintain effective internal control over financial reporting and/or disclosure controls and procedures, we may be unable to produce reliable financial reports and/or public disclosure, detect and prevent fraud and comply with the reporting obligations under the U.S. securities laws, on a timely basis. Any such failure could harm our business or result in the violation of the reporting covenant in the Indentures governing the Notes and the New Senior ABL Revolving Facility. In addition, failure to maintain effective internal control over financial reporting and/or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure and a loss of customers, which in turn could harm our business.
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
     Our ability to compete effectively depends in part upon protection of our rights in trademarks, copyrights and other intellectual property rights we own or license, including proprietary software. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our services or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of patent, trademark, copyright or other intellectual property infringement against us could prevent us from providing services, which could harm our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition or results of operations.

Certain existing stockholders of RSC Holdings have significant control over our company and large ownership positions that could be sold, transferred or distributed.
     Oak Hill, ACF and RSC Holdings are the current parties to an Amended and Restated Stockholders Agreement dated May 29, 2007, as amended further by Amendment No. 1 dated August 24, 2009, and Amendment No. 2 dated January 21, 2010 (the “Stockholders Agreement”), pursuant to which Oak Hill currently has the right to nominate four members of RSC Holdings’ Board of Directors. In January 2011, in connection with the terms and conditions of the Stockholders Agreement, Ripplewood was no longer a party thereto. As of December 31, 2010, Oak Hill and ACF collectively owned approximately 41% of the outstanding shares of our common stock and together may exercise control over matters requiring stockholder approval of our policies and affairs. Due to the Stockholders Agreement, Oak Hill has significant influence with respect to: (1) the election of RSC Holdings’ Board of Directors; (2) the approval or disapproval of any other matters requiring stockholder approval; and (3) the affairs, policies and direction of our business. The interests of RSC Holdings’ existing stockholders may conflict with the interests of other security holders. In addition, actual or possible sales, transfers or distributions of substantial amounts of the common stock of RSC Holdings by Oak Hill or ACF, or the perception of the forgoing by investors, may cause the trading price of RSC Holdings’ common stock to decline and could adversely affect our ability to obtain financing in the future.
We face risks related to changes in our ownership.
     Certain of our agreements with third parties, including our real property leases, require the consent of such parties in connection with any change in ownership of us. We will generally seek such consents and waivers; although we may not seek certain consents if our not obtaining them will not, in our view, have a material adverse effect on our consolidated financial position or results of operations. If we fail to obtain any required consent or waiver, the applicable third parties could seek to terminate their agreement with us and, as a result, our ability to conduct our business could be impaired until we are able to enter into replacement agreements, which could harm our results of operations or financial condition.
Risks Related to Our Indebtedness
We have substantial debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business and make payments on our indebtedness.
We have a substantial amount of debt. As of December 31, 2010, we had $2,069.2 million of debt outstanding. Upon the closing of our New Senior ABL Revolving Facility, as of February 9, 2011, we had $2,314.5 million of debt outstanding. Our substantial debt could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations to the holders of our Notes and to the lenders under our New Senior ABL Revolving Facility, resulting in possible defaults on and acceleration of such debt;

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings, including under the New Senior ABL Revolving Facility, bears interest at variable rates;

•	place us at a competitive disadvantage to our competitors with proportionately less debt or comparable debt at more favorable interest rates;

•	limit our ability to refinance our existing indebtedness on favorable terms or at all or borrow additional funds in the future for, among other things, working capital, capital expenditures, acquisitions or debt service requirements;

•	limit our flexibility in planning for, or reacting to, changing conditions in our business and industry; and

•	limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins.

     Any of the foregoing impacts of our substantial indebtedness could harm our business, financial condition and results of operations.
Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantial additional debt, which could further exacerbate the risks associated with our current substantial debt.
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit us or our subsidiaries from doing so. As of February 9, 2011, our New Senior ABL Revolving Facility provided us commitments for additional aggregate borrowings of approximately $1,100.0 million subject to, among other things, our maintenance of a sufficient borrowing base under such facility. The New Senior ABL Revolving Facility permits additional borrowings beyond the committed financing under such facility under certain circumstances. If new indebtedness is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness.
Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.
     The New Senior ABL Revolving Facility contains covenants that, among other things, restrict our ability to:
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
     In addition, under the New Senior ABL Revolving Facility, we will become subject to additional borrowing base reporting requirements upon excess availability falling below $100.0 million. In addition, we will come under close supervision by our lenders and we will then be subject to financial covenants, including covenants that will obligate us to maintain (1) a specified leverage ratio of 5.25 to 1.00, decreasing to 5.00 to 1.00 on December 31, 2011, and (2) a specified fixed charge coverage ratio of 1.00 to 1.00 upon excess availability falling below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility. Our ability to comply with these covenants in future periods and our available borrowing capacity under the New Senior ABL Revolving Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

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
     Our ability to comply with the covenants and restrictions contained in the New Senior ABL Revolving Facility and the Notes’ Indentures may be affected by economic, financial and industry conditions beyond our control. The breach of any of these covenants or restrictions could result in a default under either the New Senior ABL Revolving Facility or such indentures that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to make borrowings under the New Senior ABL Revolving Facility and may not be able to repay the amounts due under the New Senior ABL Revolving Facility and the Notes. Any of the events described in this paragraph could have a material adverse effect on our financial condition and results of operations and could cause us to become bankrupt or insolvent.
We may not be able to generate sufficient cash to make payments on all of our debt, and our ability to refinance all or a portion of our debt or obtain additional financing depends on many factors beyond our control. As a result, we may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.
     Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control. We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions. We may not be able to consummate those sales, or if we do, the timing of any such sales may not be advantageous to us and the proceeds that we realize may not be adequate to meet debt service obligations when due.
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
     Indebtedness under the New Senior ABL Revolving Facility and the 2017 Notes are secured by a lien on substantially all our assets, including pledges of substantially all of the assets of RSC Holdings III, LLC, which consist primarily of the capital stock of RSC and, in the case of the New Senior ABL Revolving Facility, pledges of substantially all of the assets of RSC Holdings II, LLC, which consist primarily of the capital stock of RSC Holdings III, LLC. The 2014 Notes, the 2019 Notes and the 2021 Notes are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default were to occur under the New Senior ABL Revolving Facility or the 2017 Notes, the senior secured lenders under such facility or the holders of the 2017 Notes would have a prior right to our assets, to the exclusion of our general creditors, including the holders of our 2014 Notes, 2019 Notes and 2021 Notes. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under the New Senior ABL Revolving Facility and the 2017 Notes), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness.
     As of February 9, 2011, substantially all of our consolidated assets, including our equipment rental fleet, had been pledged for the benefit of the lenders under our New Senior ABL Revolving Facility and the holders of the 2017 Notes. As a result, the lenders under such facility and the holders of the 2017 Notes would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors and holders of our unsecured indebtedness may receive less, ratably, than the holders of our secured debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.
An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.
     Indebtedness we have and may incur under the New Senior ABL Revolving Facility bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our indebtedness and could materially reduce our profitability. In addition, recent turmoil in the credit markets has reduced the availability of debt financing, which may result in increases in the interest rates and borrowing spreads at which lenders are willing to make future debt financing available to us. The impact of such an increase would be more significant than it would be for some other companies because of our substantial indebtedness.
Risks Related to Market and Economic Factors
Our operating and financial performance in any given period might not meet the guidance we may have provided to the public.
     We may provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future, and is useful to our investors and potential investors, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Actual results may differ from the projected guidance we may provide. If in the future, our operating or financial results for a particular period do not meet the guidance we may provide, or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our securities could significantly decline.
The certificate of incorporation and by-laws of RSC Holdings and Delaware law may discourage takeovers and business combinations that its stockholders might consider in their best interests.
     A number of provisions in the certificate of incorporation and by-laws of RSC Holdings may have the effect of delaying, deterring, preventing or rendering more difficult a change in control of RSC Holdings that its stockholders might consider in their best interests. These provisions include:
•	establishment of a classified Board of Directors, with staggered terms;

•	granting to the Board of Directors sole power to set the number of directors and to fill any vacancy on the Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	limitations on the ability of stockholders to remove directors;

•	the ability of the Board of Directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the Board of Directors;

•	prohibition on stockholders from calling special meetings of stockholders;

•	establishment of advance notice requirements for stockholder proposals and nominations for election to the Board of Directors at stockholder meetings; and

•	prohibiting stockholders from acting by written consent.
     These provisions may prevent the stockholders of RSC Holdings from receiving the benefit from any premium to the market price of its common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of RSC Holdings’ common stock if they are viewed as discouraging takeover attempts in the future. In addition, RSC Holdings has opted out of Section 203 of the Delaware General Corporation Law, which would have otherwise imposed additional requirements regarding mergers and other business combinations.
     The certificate of incorporation and by-laws of RSC Holdings may also make it difficult for stockholders to replace or remove RSC Holdings’ management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of its stockholders.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2010, we operated through an integrated network of 454 rental locations across 40 states in the United States and three Canadian provinces. Of these locations, 435 were in the United States and 19 were in Canada. As of December 31, 2009, we operated 457 rental locations. Of these locations, 438 were in the United States and 19 were in Canada. We lease the real estate for all but three of our locations. The majority of our leases are for five year terms with renewal options.
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

Item 4. Reserved
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Our equity securities are not publicly traded and are 100% owned by RSC Holdings II, LLC. RSC Holdings is the ultimate parent of RSC Holdings II, LLC.
Dividends
     RSC Holdings does not have a formal dividend policy. The Board of Directors periodically considers the advisability of declaring and paying dividends in light of existing circumstances. RSC Holdings’ ability to pay dividends to holders of its common stock is limited as a practical matter by the New Senior ABL Revolving Facility and the indentures governing the Notes, insofar as RSC Holdings may seek to pay dividends out of funds made available to it, because its subsidiaries’ debt facilities directly or indirectly restrict RSC Holdings subsidiaries’ ability to pay dividends or make loans to it.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands, except per share data)
Consolidated statements of operations data:
Revenues:
Equipment rental revenue	$1,060,266	$1,073,021	$1,567,254	$1,543,175	$1,368,712
Sale of merchandise	49,313	51,951	72,472	80,649	92,524
Sale of used rental equipment	124,845	158,482	125,443	145,358	191,652

Total revenues	1,234,424	1,283,454	1,765,169	1,769,182	1,652,888

Cost of revenues:
Cost of equipment rentals, excluding depreciation (1)	563,513	540,945	685,600	634,215	585,538
Depreciation of rental equipment	272,610	285,668	317,504	295,248	253,379
Cost of merchandise sales	35,701	36,743	49,370	53,936	61,675
Cost of used rental equipment sales	104,491	148,673	90,500	103,076	145,425

Total cost of revenues	976,315	1,012,029	1,142,974	1,086,475	1,046,017

Gross profit	258,109	271,425	622,195	682,707	606,871

Operating expenses:
Selling, general and administrative (1)	146,791	148,163	175,703	163,465	143,698
Management fees and recapitalization expenses (2)(3)	—	—	—	23,000	10,836
Depreciation and amortization of non-rental equipment and intangibles	40,213	43,984	49,567	46,226	38,783
Other operating gains, net	(5,592)	(517)	(1,010)	(4,850)	(6,968)

Total operating expenses, net	181,412	191,630	224,260	227,841	186,349

Operating income	76,697	79,795	397,935	454,866	420,522
Interest expense, net	194,471	189,689	201,849	243,908	197,085
(Gain) loss on extinguishment of debt, net (4)	—	(13,916)	—	9,570	—
Other (income) expense, net	(539)	707	658	(1,126)	(311)

(Loss) income before (benefit) provision for income taxes	(117,235)	(96,685)	195,428	202,514	233,748
(Benefit) provision for income taxes (5)	(43,719)	(37,325)	72,939	79,260	86,568

Net (loss) income	$(73,516)	$(59,360)	$122,489	$123,254	$137,180

Preferred dividends	—	—	—	—	(7,997)

Net (loss) income available for common stockholders	$(73,516)	$(59,360)	$122,489	$123,254	$129,183

Weighted average shares outstanding used in computing net (loss) income per common share:
Basic and diluted	1,000	1,000	1,000	1,000	1,000

Net (loss) income per common share:
Basic and diluted (6)	$(73.52)	$(59.36)	$122.49	$123.25	$129.18

	Years Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands)
Other financial data:
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	$312,823	$329,652	$367,071	$341,474	$292,162
Capital expenditures:
Rental	$327,107	$46,386	$258,660	$580,194	$721,258
Non-rental	5,766	4,952	15,319	20,674	28,592
Proceeds from sales of rental equipment and non-rental equipment	(127,796)	(170,975)	(131,987)	(156,678)	(207,613)
Insurance proceeds from rental equipment and property claims	(4,368)	(5,267)	—	—	—

Net capital expenditures (inflows)	$200,709	$(124,904)	$141,992	$444,190	$542,237

Other operational data (unaudited):
Fleet utilization (7)	63.7%	57.6%	70.1%	72.8%	72.0%
Average fleet age at period end (months)	44	40	33	26	25
Same store rental revenue growth / (decline) (8)	0.5%	(28.9)%	2.4%	11.1%	18.9%
Employees (9)	4,427	4,153	5,014	5,486	5,187
Original equipment fleet cost at period end (in millions) (10)	$2,345	$2,324	$2,695	$2,670	$2,346

Consolidated balance sheet data:
Rental equipment, net	$1,336,424	$1,384,999	$1,766,978	$1,929,514	$1,738,670
Total assets (11)	2,717,975	2,772,012	3,297,228	3,473,380	3,316,305
Debt	2,069,181	2,172,109	2,569,067	2,736,225	3,006,426
Total liabilities (11)	2,755,252	2,748,371	3,254,108	3,517,478	3,750,938
Total stockholders’ (deficit) equity	(37,277)	23,641	43,120	(44,098)	(434,633)

(1)	Certain amounts in the consolidated statements of operations for the years ended December 31, 2009, 2008, 2007 and 2006 have been reclassified to conform with the current year presentation and consist of reclassifying the salaries and associated benefit expenses for business development managers to selling, general and administrative expense from cost of equipment rentals excluding depreciation. The reclassification resulted in a reduction to previously reported cost of equipment rentals, excluding depreciation and a corresponding increase to previously reported selling, general and administrative expense of $7.5 million, $7.0 million, $6.8 million and $5.7 million in the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

(2)	In conjunction with the Recapitalization, we entered into a monitoring agreement whereby we would pay management fees of $1.5 million per quarter to the Sponsors. The monitoring agreement was terminated in connection with our initial public offering and a $20.0 million termination fee (also included in management fees) was paid.

(3)	The 2006 amount includes recapitalization expenses of approximately $10.3 million for fees and expenses related to the consummation of the Recapitalization that were not otherwise capitalized or applied to stockholders’ equity.

(4)	(Gain) loss on extinguishment of debt, net for the year ended December 31, 2009 consists of a $17.6 million net gain from the repayment of debt outstanding under the Second Lien Term Facility offset by a $3.7 million loss associated with the repayment of our Old Senior ABL Term Loan. The $17.6 million net gain associated with the repayment of our Second Lien Term Facility includes a $26.9 million gain, which represents the difference between the carrying value of debt repaid under the Second Lien Term Facility and the repurchase price offset by $2.9 million of creditor and third party fees incurred in connection with the repayment and the associated amendments to our Old Senior ABL Facilities credit agreement and Second Lien Term Facility agreement as well as $6.4 million of unamortized deferred financing costs that were expensed. The $3.7 million loss from the extinguishment of our Old Senior ABL Term Loan includes $1.4 million of creditor fees incurred to amend the Old Senior ABL Facilities credit agreement in connection with the repayment of the Old Senior ABL Term Loan and $2.3 million of unamortized deferred financing costs that were expensed.

Loss on extinguishment of debt for the year ended December 31, 2007 includes a $4.6 million prepayment penalty related to the $230.7 million repayment of Second Lien Term Facility debt and the write-off of $5.0 million of deferred financing costs associated with the repayment.

(5)	Prior to the Recapitalization, RSC Holdings had other lines of businesses and the consolidated tax return of RSC Holdings for those periods included the results from those other lines of businesses. Our income taxes as presented in the consolidated financial statements for the period prior to the Recapitalization are calculated on a separate tax return basis that does not include the results from those other lines of businesses. Under Atlas’ ownership, RSC Holdings managed its tax position and remitted tax payments for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that we would have followed or do follow as a stand-alone company. Tax payments were not made for the Company on a stand-alone basis prior to the Recapitalization.

(6)	For purposes of calculating basic and diluted net income per common share, net income for the year ended December 31, 2006 has been adjusted for preferred stock dividends.

(7)	Fleet utilization is defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on original equipment fleet cost) during the relevant period.
The following table shows the calculation of fleet utilization for each period presented.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Average aggregate dollar value of all equipment owned (original cost)	$2,339.9	$2,484.7	$2,731.2	$2,535.7	$2,197.8
Average aggregate dollar value of equipment on rent	1,491.0	1,431.5	1,913.9	1,844.9	1,582.8
Fleet utilization	63.7%	57.6%	70.1%	72.8%	72.0%

(8)	Same store rental revenue growth or decline is calculated as the year-over-year change in rental revenue for locations that are open at the end of the period reported and have been operating under our direction for more than 12 months.

(9)	Employee count is given as of the end of the period indicated and the data reflects the actual headcount as of each period presented.

(10)	Original Equipment Fleet Cost (“OEC”) is defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.

(11)	In 2010, the Company changed to a classified balance sheet presentation. Consolidated balance sheet data at December 31, 2009, 2008, 2007 and 2006 have been reclassified to conform to this presentation. As a result of this change, total assets and total liabilities increased by $43.7 million, $28.7 million, $19.0 million and $11.3 million at December 31, 2009, 2008, 2007 and 2006, respectively, from the previously reported amounts. This change was due to the separate presentation of current deferred tax assets, net, which was previously reported within deferred tax liabilities, net.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 454 rental locations across ten regions in 40 U.S. states and three Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations.
     For the years ended December 31, 2010, 2009 and 2008, we generated approximately 85.9%, 83.6% and 88.8% of our revenues from equipment rentals, respectively, and we derived the remaining 14.1%, 16.4% and 11.2% of our revenues from sales of used rental equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, (loss) income before (benefit) provision for income taxes and net (loss) income for the years ended December 31, 2010, 2009 and 2008 (in 000s):

	Years Ended December 31,
	2010	2009	2008
Total revenues	$1,234,424	$1,283,454	$1,765,169
(Loss) income before (benefit) provision for income taxes	(117,235)	(96,685)	195,428
Net (loss) income	(73,516)	(59,360)	122,489
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

	Years Ended December 31,
	2010	2009	2008
Adjusted EBITDA (in millions) (a)	$393.3	$413.7	$768.0
Fleet utilization (b)	63.7%	57.6%	70.1%
Average fleet age at period end (months) (c)	44	40	33
Original equipment fleet cost at period end (in millions) (d)	$2,345	$2,324	$2,695

(a)	Defined as consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including (gain) loss on extinguishment of debt, net, share-based compensation and other (income) expense, net. Adjusted EBITDA is not a recognized measure under GAAP. See reconciliation between net (loss) income and Adjusted EBITDA and reconciliation between net cash provided by operating activities and Adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost or “OEC”) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on OEC) during the relevant period.

(c)	Defined as the number of months since an equipment unit was first placed in service, weighted by multiplying individual equipment ages by their respective original costs and dividing the sum of those individual calculations by the total original cost. Equipment refurbished by the original equipment manufacturer is considered new.

(d)	Defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.

     During the year ended December 31, 2010, our Adjusted EBITDA decreased $20.4 million, or 4.9%, from $413.7 million in 2009 to $393.3 million in 2010. The decrease is due primarily to a $35.3 million decrease in equipment rental margins offset by a $10.5 million increase in used rental equipment sales margins. Equipment rental margins were lower during 2010 due to a 6.3% decrease in rental rates and to a lesser extent higher fuel prices, which resulted in increases in freight and fuel expense. Offsetting these negative factors was a $10.4 million decrease in location closure and severance costs as compared to the prior year period. Used rental equipment sales margins were higher during 2010 due to an improvement in margins on used rental equipment sold through both retail and auction channels.
     For the year ended December 31, 2010 our fleet utilization increased 610 basis points as compared to the prior year period. The increase was due to rising demand for our rental equipment as well as a reduction in average OEC during 2010 resulting from our initiative to adjust our fleet levels to more appropriately match our business needs. During 2009 our utilization continued to decline due to lower demand for our rental equipment brought on by a weakening of demand in the non-residential construction market and to a lesser extent, a weakening of demand in the industrial or non-construction market. This weakening of demand continued into the first quarter of 2010 as utilization for the three months ended March 31, 2010 was lower than the comparable prior year period. Market conditions improved during the remainder of 2010 resulting in strengthening demand for our rental equipment as fleet on rent increased approximately 22.8% at December 31, 2010 as compared to December 31, 2009. This compares to a decrease of approximately 25.8% at December 31, 2009 as compared to December 31, 2008.
     Average fleet age at December 31, 2010 was 44 months, up four months, from 40 months at December 31, 2009. Rental fleet purchases, which totaled $327.1 million in the year ended December 31, 2010, were not at a pace sufficient to offset the growth in overall fleet age.
     For trends affecting our business and the markets in which we operate see “Business Environment and Outlook,” “Recent Developments” and “Factors Affecting our Results of Operations” each presented below and the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the industrial or non-construction market and the non-residential construction market. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     The industrial or non-construction market generated approximately 59% of our rental revenues during the year ended December 31, 2010. The non-residential construction market generated approximately 38% of our rental revenues during the year ended December 31, 2010. During 2009, we saw a continued weakening of demand in the non-residential construction market which resulted in a decrease in the demand for our rental equipment and downward pressure on our rental rates. These trends continued into the first quarter of 2010. Demand in the industrial or non-construction market also weakened through 2009, however, not to the same extent as the non-residential construction market. Generally, the industrial or non-construction market is less exposed to cyclicality than the non-residential construction market. We responded to the economic slowdown by employing a number of financial and operational measures, which enabled us to right-size our business, generate positive cash flow and utilize any excess cash flow to repay outstanding amounts on our Old Senior ABL Revolving Facility.
     During the second quarter of 2010 and continuing throughout the remainder of 2010, market conditions improved, which translated into strengthening demand for our rental equipment as fleet on rent increased approximately 22.8% at December 31, 2010 as compared to December 31, 2009. This compares to a decrease of approximately 25.8% at December 31, 2009 as compared to December 31, 2008. In addition, fleet utilization for the year ended December 31, 2010 was 63.7%, an increase of 610 basis points from 57.6% for the year ended December 31, 2009. Although rental rates declined 6.3% in the year ended December 31, 2010, the year-over-year rental rate decline in the fourth quarter of 2010 was 1.9%, which compares to the year-over-year rental rate declines of 4.4%, 8.4% and 9.9% in the quarters ended September 30, 2010, June 30, 2010 and March 31, 2010, respectively. We expect year-over-year rental rates in the first quarter of 2011 to be comparable to the first quarter of 2010. We also expect fleet on rent and utilization to continue to compare favorably to the prior year during the first quarter of 2011 and while pricing remains challenging, year-over-year comparisons for rental revenues in the first quarter of 2011 are expected to be favorable.

Recent Developments
$650.0 million Senior Unsecured Notes Offering
     On January 19, 2011, we completed a private offering of $650.0 million aggregate principal amount of 8.25% senior unsecured notes due February 2021 (the ‘‘2021 Notes”). The proceeds from the sale of the 2021 Notes were used to repay the outstanding balance on our Second Lien Term Facility, which totaled $479.4 million plus accrued interest of $0.7 million as of January 19, 2011, redeem on February 21, 2011 a portion of the 2014 Notes as described below, settle our outstanding interest rate swap obligations, which totaled $35.1 million as of January 19, 2011 and pay approximately $13.0 million in transaction costs. The transaction costs were capitalized and are being amortized over the term of the 2021 Notes. On January 18, 2011, we sent a notice of our election to redeem $117.0 million of the aggregate principal of the 2014 Notes to the trustee, who distributed to the holders, and such redemption will occur on February 21, 2011. In addition to the repayment of the $117.0 million of the aggregate principal of our 2014 Notes, we will pay accrued interest of $2.5 million and incur a call premium of $5.6 million, which will be funded with the remaining proceeds from the 2021 Notes and in part from a draw on our New Senior ABL Revolving Facility. As a result of the Second Lien Term Facility repayment and the partial repayment of the 2014 Notes, we will expense $7.3 million of unamortized deferred financing costs, which together with the $5.6 million in call premiums, will be characterized as a loss on extinguishment of debt in 2011. The settlement of our interest rate swaps resulted in a charge of $33.9 million, which will be characterized as interest expense in 2011.
New Senior ABL Revolving Facility
     On February 9, 2011, we entered into the New Senior ABL Revolving Facility, which replaced our Old Senior ABL Revolving Facility, and borrowed $383.0 million of loans under the New Senior ABL Revolving Facility. The proceeds of these loans were used to repay the outstanding balance on our Old Senior ABL Revolving Facility, which totaled $370.2 million plus accrued interest and other fees of $1.1 million, and to pay $11.0 million in transaction costs including legal fees. The transaction costs were capitalized and are being amortized over the term of the New Senior ABL Revolving Facility. Our New Senior ABL Revolving Facility, which is due February 2016, provides commitments for additional aggregate borrowings of approximately $1,100.0 million subject to, among other things, our maintenance of a sufficient borrowing base under such facility. The borrowing base reporting requirements that we are subject to, under the New Senior ABL Revolving Facility are substantially similar to those under the Old Senior ABL Revolving Facility.
Factors Affecting Our Results of Operations
     Our revenues and operating results are driven in large part by activities in the industrial or non-construction market and the non-residential construction market. These markets are cyclical with activity levels that tend to increase in line with growth in gross domestic product and decline during times of economic weakness; however, the industrial or non-construction market is historically less exposed to cyclicality than non-residential construction market. In addition, activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country. This results in changes in demand for our rental equipment. The cyclicality and seasonality of the equipment rental industry result in variable demand and, therefore, our revenues and operating results may fluctuate from period to period.

Results of Operations
Revenues:
•	Equipment rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup, fuel and damage waivers.

•	Sale of merchandise revenues represents sales of contractor supplies, replacement parts, consumables and ancillary products and, to a lesser extent, new equipment.

•	Sale of used rental equipment represents revenues derived from the sale of rental equipment that has previously been included in our rental fleet.
Cost of revenues:
•	Cost of equipment rentals, excluding depreciation, consists primarily of wages and benefits for employees involved in the delivery and maintenance of rental equipment, rental location facility costs and rental equipment repair and maintenance expenses.

•	Depreciation of rental equipment consists of straight-line depreciation of equipment included in our rental fleet.

•	Cost of merchandise sales represents the costs of acquiring those items.

•	Cost of used rental equipment sales represents the net book value of rental equipment at the date of sale.
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

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Years Ended		Years Ended
	December 31,		December 31,		Increase (Decrease)
	2010	2009	2010	2009	2010 versus 2009
Revenues:
Equipment rental revenue	$1,060,266	$1,073,021	85.9%	83.6%	$(12,755)	(1.2)%
Sale of merchandise	49,313	51,951	4.0	4.0	(2,638)	(5.1)
Sale of used rental equipment	124,845	158,482	10.1	12.4	(33,637)	(21.2)

Total revenues	1,234,424	1,283,454	100.0	100.0	(49,030)	(3.8)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	563,513	540,945	45.6	42.1	22,568	4.2
Depreciation of rental equipment	272,610	285,668	22.1	22.3	(13,058)	(4.6)
Cost of merchandise sales	35,701	36,743	2.9	2.9	(1,042)	(2.8)
Cost of used rental equipment sales	104,491	148,673	8.5	11.6	(44,182)	(29.7)

Total cost of revenues	976,315	1,012,029	79.1	78.9	(35,714)	(3.5)

Gross profit	258,109	271,425	20.9	21.1	(13,316)	(4.9)

Operating expenses:
Selling, general and administrative	146,791	148,163	11.9	11.5	(1,372)	(0.9)
Depreciation and amortization of non-rental equipment and intangibles	40,213	43,984	3.3	3.4	(3,771)	(8.6)
Other operating gains, net	(5,592)	(517)	(0.5)	(0.0)	(5,075)	n/a

Total operating expenses, net	181,412	191,630	14.7	14.9	(10,218)	(5.3)

Operating income	76,697	79,795	6.2	6.2	(3,098)	(3.9)
Interest expense, net	194,471	189,689	15.8	14.8	4,782	2.5
Gain on extinguishment of debt, net	—	(13,916)	—	(1.1)	13,916	n/a
Other (income) expense, net	(539)	707	0.0	0.1	(1,246)	n/a

Loss before benefit for income taxes	(117,235)	(96,685)	(9.5)	(7.5)	(20,550)	n/a
Benefit for income taxes	43,719	37,325	3.5	2.9	6,394	n/a

Net loss	$(73,516)	$(59,360)	(6.0)%	(4.6)%	$(14,156)	n/a

     Total revenues decreased $49.0 million, or 3.8%, from $1,283.5 million for the year ended December 31, 2009 to $1,234.4 million for the year ended December 31, 2010. Equipment rental revenue decreased $12.8 million, or 1.2%, from $1,073.0 million for the year ended December 31, 2009 to $1,060.3 million for the year ended December 31, 2010. The decrease in equipment rental revenue is primarily the result of a $67.4 million, or 6.3%, decrease in rental rates offset by a $54.6 million, or 4.5%, increase in rental volume. The increase in rental volume includes a $6.3 million increase due to currency rate changes.
     Sale of merchandise revenues decreased $2.6 million, or 5.1%, from $52.0 million for the year ended December 31, 2009 to $49.3 million for the year ended December 31, 2010. The decrease was due to a decline in sales of replacement parts, which was driven primarily by a change in mix.
     Revenues from the sale of used rental equipment decreased $33.6 million, or 21.2%, from $158.5 million for the year ended December 31, 2009 to $124.8 million for the year ended December 31, 2010. The decrease was due to an approximate 28% decrease in volume offset by improved pricing in both auction and retail channels. During 2010, we intentionally slowed our sales of certain categories of used rental equipment to preserve fleet in response to rising demand. Increased demand for our rental equipment in 2010 was evidenced by our fleet utilization, which increased 610 basis points to 63.7% for the year ended December 31, 2010 from 57.6% for the year ended December 31, 2009. We also purchased $327.1 million of new rental fleet. Our sales of used rental equipment in the year ended December 31, 2010 represent a normal part of the rental fleet life cycle.

     Cost of equipment rentals, excluding depreciation, increased $22.6 million, or 4.2%, from $540.9 million for the year ended December 31, 2009 to $563.5 million for the year ended December 31, 2010, and is consistent with the increase in rental volume. Although the year over year increase in cost of equipment rentals, excluding depreciation was consistent with the increase in rental volume, location closure and severance costs were $11.3 million higher during the year ended December 31, 2009 as compared to the year ended December 31, 2010. The impact of this decrease was offset by higher fuel prices which contributed to increases in freight and fuel expense of $7.1 million and $5.7 million, respectively, in the year ended December 31, 2010 as compared to the year ended December 31, 2009. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 50.4% for the year ended December 31, 2009 to 53.1% for the year ended December 31, 2010. The increase is due primarily to a 6.3% decrease in equipment rental rates.
     Depreciation of rental equipment decreased $13.1 million, or 4.6%, from $285.7 million for the year ended December 31, 2009 to $272.6 million for the year ended December 31, 2010. The decrease is due to a decline in the average OEC for the year ended December 31, 2010 as compared with the year ended December 31, 2009. The decrease in the average OEC resulted from our actions throughout 2009 to reduce rental fleet in response to weakened demand. As a percent of equipment rental revenues, depreciation of rental equipment decreased 90 basis points, from 26.6% in the year ended December 31, 2009 to 25.7% in the year ended December 31, 2010. This decrease is due primarily to an increase in fleet utilization during the year ended December 31, 2010.
     Cost of merchandise sales decreased $1.0 million, or 2.8%, from $36.7 million for the year ended December 31, 2009 to $35.7 million for the year ended December 31, 2010, due in part to the decrease in merchandise sales revenue. Gross margin for merchandise sales decreased from 29.3% for the year ended December 31, 2009 to 27.6% for the year ended December 31, 2010. The decrease was attributable to a decline in margins on replacement parts, which was driven primarily by a change in mix. Margins on general merchandise sales remained unchanged.
     Cost of used rental equipment sales decreased $44.2 million, or 29.7%, from $148.7 million for the year ended December 31, 2009 to $104.5 million for the year ended December 31, 2010. The decrease is due primarily to a 21.2% decrease in sales of used rental equipment for the year ended December 31, 2010. Gross margin for the sale of used rental equipment increased from 6.2% for the year ended December 31, 2009 to 16.3% for the year ended December 31, 2010. The increase in gross margin was due to an improvement in margins on used equipment sold through both retail and auction channels.
     Selling, general and administrative expenses decreased $1.4 million, or 0.9%, from $148.2 million for the year ended December 31, 2009 to $146.8 million for the year ended December 31, 2010. The decrease is due to a $5.3 million decrease in the provision for doubtful accounts as well as a combined decrease of $1.9 million in direct marketing costs, professional fees and equipment leasing costs. These decreases were offset by a $6.0 million increase in administrative wages and benefits including a $1.6 million increase in severance costs, a $1.3 million increase in variable compensation and a $1.0 million increase in employee training costs. Selling, general and administrative expenses increased as a percentage of total revenues from 11.5% for the year ended December 31, 2009 to 11.9% for the year ended December 31, 2010.
     Depreciation and amortization of non-rental equipment and intangibles decreased $3.8 million, or 8.6%, from $44.0 million for the year ended December 31, 2009 to $40.2 million for the year ended December 31, 2010. The decrease is primarily due to a smaller average fleet of capitalized lease vehicles during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease was also driven by a decrease in the net book value of leasehold improvements, which resulted from leasehold improvements that had reached the end of their useful lives and from the write-off of unamortized leasehold improvements for location closures occurring during the year ended December 31, 2009.
     Other operating gains, net were $5.6 million for the year ended December 31, 2010 and consisted primarily of $3.4 million of insurance proceeds in excess of losses incurred for rental equipment and property claims attributable to flood and hurricane damage and $1.0 million of proceeds received in connection with a legal settlement. Recoveries in excess of losses incurred are considered gain contingencies and are not recognized until they are received.
     Interest expense, net increased $4.8 million, or 2.5%, from $189.7 million for the year ended December 31, 2009 to $194.5 million for the year ended December 31, 2010, due to higher interest rates under our 2017 Notes and 2019 Notes, which were issued in the second half of 2009, as compared to interest rates on our Second Lien Term Facility, which was partially repaid in 2009. The impact of the higher rates was partially offset by lower debt levels as well as the de-designation of certain interest rate swaps in the fourth quarter of 2009, which resulted in the accelerated recognition of our interest expense that would have been incurred during 2010 had the de-designation not occurred. In addition, amortization of deferred financing costs increased as a result of the 2017 and 2019 Notes issuances.
     Gain (loss) on extinguishment of debt, net was $13.9 million for the year ended December 31, 2009 and consists of the following (in 000s):

	Second Lien	Old Senior ABL
	Term Facility	Facility	Total
Net gain from repurchase of debt for less than par value	$26,919	$—	$26,919
Fees incurred to repurchase debt	(807)	—	(807)
Fees incurred to amend credit facilities	(2,057)	(1,448)	(3,505)

	24,055	(1,448)	22,607
Write-off of unamortized deferred financing costs	(6,414)	(2,277)	(8,691)

Gain (loss) on extinguishment of debt, net	$17,641	$(3,725)	$13,916

     The benefit for income taxes was $43.7 million and $37.3 million for the years ended December 31, 2010 and 2009, respectively. The benefit for income taxes was due to pre-tax net losses of $117.2 million and $96.7 million for the years ended December 31, 2010 and 2009, respectively. The effective tax rate for the years ended December 31, 2010 and 2009 was 37.3% and 38.6%, respectively. Our effective tax rate normally differs from the U.S. federal statutory rate of 35% due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income. The effective tax rate for 2009 also includes a $2.7 million discrete income tax benefit relating to the true-up of our deferred tax liabilities from filing our 2008 federal, state and foreign tax returns and an offsetting expense recognized during the second quarter of 2009 relating to the expiration of share appreciation rights granted by ACAB to certain employees of RSC.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Years Ended		Years Ended
	December 31,		December 31,		Increase (Decrease)
	2009	2008	2009	2008	2009 versus 2008
Revenues:
Equipment rental revenue	$1,073,021	$1,567,254	83.6%	88.8%	$(494,233)	(31.5)%
Sale of merchandise	51,951	72,472	4.0	4.1	(20,521)	(28.3)
Sale of used rental equipment	158,482	125,443	12.4	7.1	33,039	26.3

Total revenues	1,283,454	1,765,169	100.0	100.0	(481,715)	(27.3)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	540,945	685,600	42.1	38.8	(144,655)	(21.1)
Depreciation of rental equipment	285,668	317,504	22.3	18.0	(31,836)	(10.0)
Cost of merchandise sales	36,743	49,370	2.9	2.8	(12,627)	(25.6)
Cost of used rental equipment sales	148,673	90,500	11.6	5.1	58,173	64.3

Total cost of revenues	1,012,029	1,142,974	78.9	64.8	(130,945)	(11.5)

Gross profit	271,425	622,195	21.1	35.2	(350,770)	(56.4)

Operating expenses:
Selling, general and administrative	148,163	175,703	11.5	10.0	(27,540)	(15.7)
Depreciation and amortization of non-rental equipment and intangibles	43,984	49,567	3.4	2.8	(5,583)	(11.3)
Other operating gains, net	(517)	(1,010)	(0.0)	(0.1)	493	(48.8)

Total operating expenses, net	191,630	224,260	14.9	12.7	(32,630)	(14.6)

Operating income	79,795	397,935	6.2	22.5	(318,140)	(79.9)
Interest expense, net	189,689	201,849	14.8	11.4	(12,160)	(6.0)
Gain on extinguishment of debt, net	(13,916)	—	(1.1)	—	(13,916)	n/a
Other expense, net	707	658	0.1	0.0	49	n/a

(Loss) income before (benefit) provision for income taxes	(96,685)	195,428	(7.5)	11.1	(292,113)	n/a
(Benefit) provision for income taxes	(37,325)	72,939	(2.9)	4.1	(110,264)	n/a

Net (loss) income	$(59,360)	$122,489	(4.6)%	6.9%	$(181,849)	n/a

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
     Cost of equipment rentals, excluding depreciation, decreased $144.7 million, or 21.1%, from $685.6 million for the year ended December 31, 2008 to $540.9 million for the year ended December 31, 2009, due primarily to cost reductions resulting from our actions in response to a 23.9% decline in rental equipment volume. These actions, which include location closures, headcount reductions and cost management initiatives, contributed to a $59.2 million reduction in wages and benefits. The reduction to wages and benefits includes a $14.1 million decrease in management variable compensation and an $8.5 million decrease in overtime costs. The decrease in cost of equipment rentals, excluding depreciation, also consisted of a $29.6 million reduction in fuel expense, which was driven by a decline in both volume and price, a $16.8 million reduction in equipment service repairs and maintenance expense, a $7.4 million decrease in freight costs and a $6.7 million decrease in insurance costs due primarily to reductions in our workers compensation and general liability reserve accruals arising from favorable claims experience. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues increased from 43.7% for the year ended December 31, 2008 to 50.4% for the year ended December 31, 2009. The increase is due primarily to a 7.7% decrease in equipment rental rates.
     Depreciation of rental equipment decreased $31.8 million, or 10%, from $317.5 million for the year ended December 31, 2008 to $285.7 million for the year ended December 31, 2009. The decrease is due to a decline in the original equipment fleet cost during the year ended December 31, 2009 as compared with the year ended December 31, 2008. The decline in the original equipment fleet cost is attributable to an increase in used equipment sales that were not replaced by current year capital expenditures. As a percent of equipment rental revenues, depreciation of rental equipment increased from 20.3% in the year ended December 31, 2008 to 26.6% in the year ended December 31, 2009. This increase is due to a 31.5% drop in equipment rental revenue in the year ended December 31, 2009 as compared to the year ended December 31, 2008.
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
     Selling, general and administrative expenses decreased $27.5 million, or 15.7%, from $175.7 million for the year ended December 31, 2008 to $148.2 million for the year ended December 31, 2009. The decrease is due primarily to a $20.9 million decrease in sales force wages and benefits and to a lesser extent a $3.9 million decrease in direct marketing costs and a $1.8 million reduction in professional fees. The decrease in the sales force wages and benefits, which includes an $11.5 million decrease in sales commissions, was driven by a headcount reduction resulting from a decrease in demand for our rental equipment primarily in the non-residential construction market and the 24 locations that we closed during 2009. Selling, general and administrative expenses increased as a percentage of total revenues from 10.0% for the year ended December 31, 2008 to 11.5% for the year ended December 31, 2009. The increase as a percentage of revenues is due primarily to a 7.7% decrease in equipment rental rates and to a lesser extent a $1.8 million increase in bad debt expense and the existence of certain fixed costs, such as facility costs, which remained constant despite a decrease in total revenues.
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

     Gain (loss) on extinguishment of debt, net was $13.9 million for the year ended December 31, 2009 and consists of the following (in 000s):

	Second Lien	Old Senior ABL
	Term Facility	Facility	Total
Net gain from repurchase of debt for less than par value	$26,919	$—	$26,919
Fees incurred to repurchase debt	(807)	—	(807)
Fees incurred to amend credit facilities	(2,057)	(1,448)	(3,505)

	24,055	(1,448)	22,607
Write-off of unamortized deferred financing costs	(6,414)	(2,277)	(8,691)

Gain (loss) on extinguishment of debt, net	$17,641	$(3,725)	$13,916

     The benefit for income taxes was $37.3 million for the year ended December 31, 2009 as compared to a provision for income taxes of $72.9 million for the year ended December 31, 2008. The benefit for income taxes was due to a pre-tax net loss for the year ended December 31, 2009 while the provision for income taxes was due to pre-tax net income for the year ended December 31, 2008. The effective tax rate for the years ended December 31, 2009 and 2008 was 38.6% and 37.3%, respectively. The effective tax rate for year ended December 31, 2009 differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes, and a $2.7 million income tax benefit, which resulted from lower than estimated federal, Canadian and certain U.S. state tax rates and their application to our deferred tax liabilities. The rate for the year ended December 31, 2008 was similarly impacted by a $3.2 million income tax benefit relating to the true-up of our deferred tax liabilities from filing our 2007 federal, state and foreign tax returns.

Liquidity and Capital Resources
Cash Flows and Liquidity
     Our primary source of capital is from cash generated by our rental operations including cash received from the sale of used rental equipment, and secondarily from borrowings available under our New Senior ABL Revolving Facility. Our business is highly capital intensive, requiring significant investments in order to expand our rental fleet during periods of growth and smaller investments required to maintain and replace our rental fleet during times of weakening rental demand.
     Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our New Senior ABL Revolving Facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and relative age of our fleet we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
		(in 000s)
Net cash provided by operating activities	$324,860	$269,956	$363,439
Net cash (used in) provided by investing activities	(200,709)	124,904	(175,230)
Net cash used in financing activities	(126,081)	(405,194)	(184,434)
Effect of foreign exchange rates on cash	905	1,199	(144)

Net (decrease) increase in cash and cash equivalents	$(1,025)	$(9,135)	$3,631

     As of December 31, 2010, we had cash and cash equivalents of $3.5 million, a decrease of $1.0 million from December 31, 2009. As of December 31, 2009, we had cash and cash equivalents of $4.5 million, a decrease of $9.1 million from December 31, 2008. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our New Senior ABL Revolving Facility.
     Operating activities — Net cash provided by operating activities during the year ended December 31, 2010 consisted of the add-back of non-cash items and other adjustments of $305.0 million and a decrease in operating assets (net of operating liabilities) of $93.4 million offset by a net loss of $73.5 million. The most significant change in operating assets and liabilities was an increase in accounts payable, which was primarily attributable to capital purchases, resulting in a cash inflow of $145.5 million offset by a reduction in accounts receivable resulting in a cash outflow of $45.1 million.
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
     Net cash provided by operating activities during the year ended December 31, 2008 consisted of net income of $122.5 million and the add-back of non-cash items and other adjustments of $395.3 million offset by an increase in operating assets (net of operating liabilities) of $154.4 million. The most significant change in operating assets and liabilities was the settlement of accounts payable resulting in a cash outflow of $153.2 million.
     Investing activities — Net cash used in investing activities during the year ended December 31, 2010 consisted of $332.9 million of capital purchases offset by $127.8 million of proceeds received from the sale of rental and non-rental equipment and $4.4 million of insurance proceeds associated with rental equipment and property claims. Capital expenditures, which include purchases of rental and non-rental equipment, increased $281.5 million in 2010 as compared to 2009, due to rising rental demand during 2010 and the anticipation of rising rental demand in 2011.
     Net cash provided by investing activities during the year ended December 31, 2009 consisted primarily of proceeds received from the sale of rental and non-rental equipment of $171.0 million. We also received $5.3 million of insurance proceeds associated with rental equipment and property claims. Capital expenditures of $51.3 million include purchases of rental and non-rental equipment. During 2009 we intentionally reduced our capital expenditures and continued our efforts to accelerate the sales of used rental equipment in response to a drop in rental demand, which began in the fourth quarter of 2008.
     Net cash used in investing activities during the year ended December 31, 2008 consisted of capital expenditures of $274.0 million and cash consideration paid in connection with the AER asset acquisition of $33.2 million. These expenditures were offset by proceeds received from the sale of rental and non-rental equipment of $132.0 million. Capital expenditures include the purchase of rental and non-rental equipment.
     Financing activities — Net cash used in financing activities during the year ended December 31, 2010 consists primarily of $97.0 million net payments on our Old Senior ABL Revolving Facility and $30.2 million of repayments on our capital leases. Pursuant to an intercompany revolving agreement between RSC Equipment Rental of Canada, Ltd and RSC Equipment Rental, Inc., the Company will periodically transfer excess cash generated from its Canadian operations to the U.S. in order to pay down the outstanding balance on its Old Senior ABL Revolving Facility. The outstanding balance of the intercompany loan in U.S. dollars was approximately $27.0 million at December 31, 2010. Interest payable under the Old Senior ABL Revolving Facility normally exceeds that earned under an interest bearing cash account.
     Net cash used in financing activities during the year ended December 31, 2009 consists primarily of $280.0 million net payments on our Old Senior ABL Revolving Facility, $244.4 million of payments to extinguish our Old Senior ABL Term Loan and $393.0 million of prepayments on our Second Lien Term Facility. We also repaid $40.4 million on our capital lease obligations and paid $32.8 million of deferred and non-deferred financing costs the majority of which relate to the offerings of our 2017 and 2019 Notes, the related amendments and the Second Lien Term Facility repurchases. These cash outflows were offset by $389.3 million of proceeds received in connection with the issuance of the 2017 Notes and $196.9 million of proceeds received in connection with the issuance of the 2019 Notes.
     Net cash used in financing activities during the year ended December 31, 2008 consists primarily of $145.6 million net payments on our Old Senior ABL Revolving Facility, $2.5 million of payments on our Old Senior ABL Term Loan and $38.1 million of repayments on our capital lease obligations.
Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of December 31, 2010, we had $2.1 billion of indebtedness outstanding, consisting primarily of $304.2 million under the Old Senior ABL Revolving Facility, $479.4 million under the Second Lien Term Facility, $620.0 million of 2014 Notes, $400.0 million of 2017 Notes and $200.0 million of 2019 Notes. The 2017 Notes and the 2019 Notes are presented net of unamortized original issue discounts of $9.4 million and $2.8 million, respectively, in our consolidated balance sheet at December 31, 2010. On January 19, 2011, we completed the offering of our 2021 Notes and repaid the Second Lien Term Facility in full. We will also use a portion of the proceeds from the 2021 Notes offering to redeem a portion of our 2014 Notes on February 21, 2011. On February 9, 2011, we entered into a credit agreement governing the New Senior ABL Revolving Facility and repaid the Old Senior ABL Revolving Facility in full. See “Recent Developments”. As of February 9, 2011, we had $2.3 billion of indebtedness outstanding, consisting primarily of $383.0 of indebtedness under the New Senior ABL Revolving Facility, $620.0 million of 2014 Notes, $400.0 million of 2017 Notes, $200.0 million of 2019 Notes and $650.0 million of 2021 Notes.
     As of December 31, 2010, we had an outstanding balance of $304.2 million on our Old Senior ABL Revolving Facility leaving $714.6 million available for future borrowings. The available borrowings of $714.6 million are net of outstanding letters of credit and the net fair value liability for our interest rate swap agreements before the adjustment for credit-risk. During the year ended December 31, 2010, we borrowed $179.0 million under the Old Senior ABL Revolving Facility and repaid $276.0 million. On February 9, 2011, we repaid our Old Senior ABL Revolving Facility in full with proceeds from our New Senior ABL Revolving Facility. As of February 9, 2011, we had an outstanding balance of $383.0 million under our New Senior ABL Revolving Facility and approximately $646.8 million available for borrowings.
     Substantially all of our rental equipment and all our other assets are subject to liens under our New Senior ABL Revolving Facility and our 2017 Notes and none of such assets are available to satisfy the general claims of our creditors.

     The New Senior ABL Revolving Facility contains a number of covenants that, among other things, limit or restrict RSC’s ability to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness; engage in certain transactions with affiliates; make investments; change the nature of its business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. The indentures governing the Notes also contain restrictive covenants that, among other things, limit RSC’s ability to incur additional debt; pay dividends or distributions on RSC Holdings’ capital stock or repurchase RSC Holdings’ capital stock; make certain investments; create liens to secure debt; enter into certain transactions with affiliates; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to their parents; merge or consolidate with another company; and transfer and sell assets. In addition, under the New Senior ABL Revolving Facility, upon excess availability falling below $100.0 million, we will become subject to more frequent borrowing base reporting requirements and upon the excess availability falling below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of each quarter of 5.25 to 1.00, decreasing to 5.00 to 1.00 on December 31, 2011.
     As of December 31, 2010, our fixed charge coverage ratio was 1.22 to 1.00 and the leverage ratio was 5.18 to 1.00, as calculated in accordance with the Old Senior ABL Revolving Facility. However, because excess availability was $714.6 million as of December 31, 2010 the covenant ratios tests did not apply. Had excess availability fallen below $140.0 million as of December 31, 2010 compliance with these financial ratios would have been required and we would have violated the maximum leverage ratio requirement, which would be an event of default. Under the New Senior ABL Revolving Facility, the covenant rations and tests apply if excess availability falls below the greater of $125.0 million and 12.5% of the sum of total commitments. We do not expect excess availability to fall below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility at any time during the next twelve months and therefore do not expect that we will be required to comply with the specified ratios and tests during that time. If an event of default occurred, the Company would seek a waiver of the covenants and could incur upfront fees and increased interest costs. However, there can be no assurances that such a waiver could be obtained.
Outlook
     We believe that cash generated from operations, together with amounts available under the New Senior ABL Revolving Facility will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next twelve months and the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Cautionary Note for Forward-Looking Statements” on page ii and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
     From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Unless certain payment conditions are satisfied, the New Senior ABL Revolving Facility limits our capacity to repurchase common stock, make cash dividends or make optional payments on unsecured debt securities. This limitation at February 9, 2011 was $100.0 million.

Contractual Obligations
     The following table details the contractual cash obligations for debt, operating leases and purchase obligations as of December 31, 2010.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Contractual Obligations
Debt (1)	$2,003.6	$—	$783.6	$620.0	$600.0
Capital leases (1)	77.8	25.3	34.5	14.2	3.8
Interest on debt and capital leases (2)	805.3	175.7	312.8	175.5	141.3
Operating leases	170.7	53.8	74.1	29.4	13.4
Purchase obligations (3)	77.6	77.6	—	—	—

Total	$3,135.0	$332.4	$1,205.0	$839.1	$758.5

(1)	Principal payments are reflected when contractually required, and no early paydowns or increase of debt since December 31, 2010 are reflected, including the repayment of our Second Lien Term Facility in January 2011 and the partial redemption of our 2014 Notes, the repayment of the Old Senior ABL Revolving Facility and increase in debt under the New Senior ABL Revolving Facility in February 2011, as previously described under “Recent Developments”. Principal payments on the Old Senior ABL Revolving Facility are presented within the “1-3 Years” column above.

(2)	Estimated interest for debt for all periods presented is calculated using the interest rate available as of December 31, 2010 and includes calculated payments due under our interest rate swap agreements as well as fees for the unused portion of our Old Senior ABL Revolving Facility. See Note 5 to our consolidated financial statements for additional information. The above table does not reflect settlement of certain interest rate swap agreements and estimated interest payments associated with the New Senior ABL Revolving Facility. See “Recent Developments.”

(3)	As of December 31, 2010, we had outstanding purchase orders with our equipment suppliers. These purchase orders, which were negotiated in the ordinary course of business, total approximately $77.6 million. Generally, these purchase orders can be cancelled by us with 30 days’ notice and without cancellation penalties.
     As of December 31, 2010, we have $6.3 million of unrecognized tax benefits, including the associated interest and penalties, which are not covered by our indemnification agreement with Atlas. The timing of cash payments, if any, is uncertain and therefore no such payments are reflected in the above table.
Capital Expenditures
     The table below shows rental equipment and property and non-rental equipment capital expenditures and related disposal proceeds received by year for 2010, 2009 and 2008. Net capital expenditures (inflows) for 2010 and 2009 exclude insurance proceeds from rental equipment and property claims of $4.4 million and $5.3 million, respectively.

	Rental Equipment			Property and Non-Rental Equipment
			Net Capital			Net Capital
	Gross Capital	Disposal	Expenditures	Gross Capital	Disposal	Expenditures
	Expenditures	Proceeds	(Inflows)	Expenditures	Proceeds	(Inflows)
	(in millions)
2010	$327.1	$124.8	$202.3	$5.8	$3.0	$2.8
2009	46.4	158.5	(112.1)	5.0	12.5	(7.5)
2008	258.7	125.4	133.3	15.3	6.5	8.8
Adjusted EBITDA
     As a supplement to the financial statements in this Annual Report on Form 10-K, which are prepared in accordance with GAAP, we also present Adjusted EBITDA. Adjusted EBITDA is generally consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including gain on extinguishment of debt, net, share-based compensation and other (income) expense, net. We present Adjusted EBITDA because we believe the calculation is useful to investors in evaluating our financial performance and as a liquidity measure.

Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP and there are material limitations to its usefulness on a stand alone basis. Adjusted EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital and pay our income taxes. In addition, certain items excluded from Adjusted EBTIDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate Adjusted EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Investors should use Adjusted EBITDA in addition to, and not as an alternative to, net (loss) income or net cash provided by operating activities as defined under GAAP.
     The table below provides a reconciliation between net (loss) income, as determined in accordance with GAAP, and Adjusted EBITDA:

	Years Ended December 31,
	2010	2009	2008
	(in 000s)
Net (loss) income	$(73,516)	$(59,360)	$122,489
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	312,823	329,652	367,071
Interest expense, net	194,471	189,689	201,849
(Benefit) provision for income taxes	(43,719)	(37,325)	72,939

EBITDA	$390,059	$422,656	$764,348

Adjustments:
Gain on extinguishment of debt, net	—	(13,916)	—
Share-based compensation	3,753	4,224	2,993
Other (income) expense, net	(539)	707	658

Adjusted EBITDA	$393,273	$413,671	$767,999

     The table below provides a reconciliation between net cash provided by operating activities, as determined in accordance with GAAP, and Adjusted EBITDA:

	Years Ended December 31,
	2010	2009	2008
	(in 000s)
Net cash provided by operating activities	$324,860	$269,956	$363,439
Gain on sales of rental and non-rental property and equipment, net of non-cash write-offs	19,376	7,091	26,106
Gain on settlement of insurance property claims	3,426	—	—
Cash paid for interest	181,272	155,295	199,210
Cash (received) paid for taxes, net	(26,539)	(8,632)	30,988
Other (income) expense, net	(539)	707	658
Changes in other operating assets and liabilities	(108,583)	(10,746)	147,598

Adjusted EBITDA	$393,273	$413,671	$767,999

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

     The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP:

	Years Ended December 31,
	2010	2009	2008
	(in 000s)
Net cash provided by operating activities	$324,860	$269,956	$363,439

Purchases of rental equipment	(327,107)	(46,386)	(258,660)
Purchases of property and equipment	(5,766)	(4,952)	(15,319)
Proceeds from sales of rental equipment	124,845	158,482	125,443
Proceeds from sales of property and equipment	2,951	12,493	6,544
Insurance proceeds from rental equipment and property claims	4,368	5,267	—

Net capital (expenditures) inflows	(200,709)	124,904	(141,992)

Free cash flow	$124,151	$394,860	$221,447

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
     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 2 to our consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K.
Rental Equipment
     At December 31, 2010 and 2009, we have rental equipment with a net book value of $1.3 billion and $1.4 billion, representing 49.2% and 49.9% of our total assets, respectively. We exercise judgment with regard to rental equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and salvage value and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets including those resulting from the sale of used rental equipment, whether a long-lived asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized.
     Costs associated with the acquisition of rental equipment including those necessary to prepare an asset for its intended use are capitalized. Expenditures associated with the repair or maintenance of a capital asset are expensed as incurred. Expenditures that are expected to provide future benefits to us or that extend the useful life of rental equipment are capitalized. We have factory-authorized arrangements for the refurbishment of certain types of rental equipment. Since refurbishments extend the assets’ useful lives, the cost of refurbishments are added to the assets’ net book value. The combined cost is then depreciated over the remaining estimated useful life of the refurbished asset, which averages 48 months.
     The useful lives that we assign to rental equipment represents the estimated number of years that the property and equipment is expected to contribute to the revenue generating process based on our current operating strategy. The range of estimated lives for rental equipment is one to ten years. We believe that the cost of our rental equipment expires evenly over time and we therefore depreciate these assets on a straight-line basis over their useful lives. The salvage value that we assign to rental equipment represents the estimated residual value of assets at the end of their estimated useful life. Except for certain small dollar rental items, the salvage value that we assign to new rental equipment is 10% of cost while the salvage value of refurbished rental equipment is 10% of the asset’s net book value at the time of refurbishment plus the cost to refurbish. During 2010, we purchased $327.1 million of new rental equipment. Had we assigned a salvage value of zero to these assets we would have recognized $5.1 million of additional depreciation expense during 2010. Conversely, had we assigned a salvage value of 20% instead of 10% we would have recognized $1.2 million less depreciation expense during 2010.
Impairment of Long-Lived Assets
     Our long-lived assets to be held and used consist primarily of our rental fleet, which we segregate into approximately ten major category classes based on functionality. We evaluate our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of a long-lived asset (or an asset group) may not be recoverable. Events or changes in circumstances that could suggest possible impairment include but are not limited to: a significant decrease in the market price of our rental fleet, a significant adverse change in the business climate that could affect the value of our rental fleet or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of our rental fleet. On a monthly basis, we analyze the fair value of our rental fleet in conjunction with our projections regarding future cash flows that we expect to generate from the continued use of our rental fleet. The fair value of our rental fleet in relation to the assets’ carrying amount is the primary factor we consider in determining whether our rental fleet should be tested for recoverability.
     Should an impairment indicator be present, recoverability is assessed by comparing the estimated future cash flows of the category classes, on an undiscounted basis, to carrying values. The category class represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted cash flows exceed the carrying value, the asset group is recoverable and no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the asset group.
     During 2009 a continued weakening of demand in the non-residential construction market resulted in a decrease in the demand for our rental equipment and downward pressure on our rental rates. As a result, our fleet utilization decreased 1,250 basis points from 70.1% for the year ended December 31, 2008 to 57.6% for the year ended December 31, 2009 and equipment rental revenue decreased $494.2 million, or 31.5%, from $1,567.3 million for the year ended December 31, 2008 to $1,073.0 million for the year ended December 31, 2009. Despite these year over year decreases, the fair value of our rental fleet remained in excess of the assets’ carrying amounts when reviewed at a category class level. In addition, the used equipment market, which consists of retail and auction channels, remained liquid throughout 2009 and enabled us to sell significant amounts of rental fleet at positive margins. During the year ended December 31, 2009, we reduced our fleet at OEC by $371 million, or 13.8%, from $2.7 billion at December 31, 2008, due primarily to sales of used rental equipment. Our sales of used rental equipment were $158.5 million during the year ended December 31, 2009 at a gross margin of 6.2%. The liquidity of the used rental equipment market during 2009 enabled us to significantly increase our sales of used rental equipment while simultaneously restricting our capital purchases, thus resulting in significant cash inflows from operating and investing activities. Cash provided by operating activities and cash provided by investing activities, was $270.0 million and $124.9 million, respectively, for the year ended December 31, 2009.
     During 2010, the used equipment market continued to improve relative to 2009 and 2008 enabling us to sell $124.8 million of used rental equipment at a gross margin of 16.3%. As of December 31, 2010, the fair value of our rental fleet remained in excess of the assets’ carrying amounts when reviewed at a category class level.
     After considering the fair values of our rental fleet (at a category class level) relative to the assets’ carrying amounts in addition to the consistent positive margins we generate from the sale of used rental equipment, we concluded impairment indicators were not present and it was therefore not necessary to test the assets for recoverability during the years ended December 31, 2010, 2009 and 2008.
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
Goodwill
     At both December 31, 2010 and 2009, we had goodwill of $936.3 million. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if an event occurs or circumstances change that might indicate impairment. We perform our annual goodwill impairment test during the fourth quarter of our calendar year.
     The goodwill impairment test involves a two-step process. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Historically, we have passed the first step of the goodwill impairment testing, thus the second step of the impairment test has been unnecessary.
     Our Company is comprised of two divisions (or operating segments) that are aggregated into one reportable segment because they are operationally and economically similar and because aggregation is consistent with the basic principles of segment reporting. We concluded our divisions are reporting units for purposes of testing goodwill because the component levels below our divisions do not constitute a business based on the accounting guidance in ASC Section 350-20-55-3. During the fourth quarter of 2010, we tested goodwill for impairment by comparing the fair value of each reporting unit to their respective carrying values, including goodwill. The fair values, which were estimated using an income approach valuation technique, represent the amount at which our reporting units could be sold in an orderly transaction between market participants at the measurement date. This approach was unchanged from prior years’ methodology. Under the income approach, the fair values were estimated based on the discounted future cash flows resulting from the continued use and disposition of each reporting unit. Based on our 2010 fourth quarter goodwill impairment test, the fair values of our reporting units were determined to substantially exceed their respective carrying amounts. In addition, we concluded the sum of these fair values was reasonably consistent with the Company’s enterprise value adjusted for a market premium. The Company’s enterprise value consists of the fair value of the Company’s debt plus the Company’s equity capitalization.
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
     Had we instead determined the fair values of either or both reporting units were less than their respective carrying amounts, we believe the entire amount of goodwill assigned to either or both reporting units would be impaired under step two of the goodwill impairment test because the implied fair values of our reporting units goodwill would approximate zero. At the date of our impairment review, we concluded that the fair values of our reporting units, which represents an estimate of consideration that would be paid by an acquirer in exchange for our reporting units as part of a business combination, would be allocated entirely to our identifiable net assets, including unrecognized intangible assets with no residual amount assigned to goodwill.
     Based on our analyses, there was no goodwill impairment recognized during the years ended December 31, 2010, 2009 and 2008. If during 2011 market conditions deteriorate and our outlook deteriorates from the projections we used in the 2010 goodwill impairment test, we could have goodwill impairment during 2011. Goodwill impairment would not impact our debt covenants.
Reserve for Claims
     Our insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance, up to certain policy limits. We are fully self-insured for medical claims. Our excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $0.5 million and $0.25 million respectively. We establish reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that we will be required to pay in connection with these claims. The estimate of reserves is based upon assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease the reserves. During the fourth quarter of 2010, we reduced our general liability reserve accrual by $1.4 million, with a corresponding reduction to expense. During the fourth quarter of 2009, we reduced our workers compensation and general liability reserve accruals by $4.3 million and $4.6 million, respectively, with a corresponding reduction to expense. The reductions in both 2010 and 2009 were due to a decrease in the actuarially determined ultimate loss estimates, which were driven in part by improved claims experience.
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
Revenue Recognition
     We rent equipment primarily to the industrial or non-construction market and the non-residential construction market. We record unbilled revenue for revenues earned in each reporting period, which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.
     We recognize revenue on used rental equipment and merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectibility is reasonably assured. There are no rights of return or warranties offered on product sales.
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
Share-Based Compensation
     We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. Generally, equity instruments granted to our employees vest in equal increments over a four-year service period from the date of grant. The grant date fair value of the award, adjusted for expected forfeitures, is amortized to expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. For the years ending December 31, 2010, 2009 and 2008, we recognized share-based compensation expense of $3.8 million, $4.2 million and $3.0 million, respectively.
     In 2010, we granted 0.8 million stock options with a total fair value of $3.4 million. In 2009, we granted 0.8 million stock options with a total fair value of $3.8 million. The grant date fair value of these options was estimated using a Black-Scholes pricing model, which takes into account the following six factors: (1) the current price of the underlying stock on the date of grant, (2) the exercise price of the option, (3) the expected dividend yield, (4) the expected volatility of the underlying stock over the option’s expected life, (5) the expected term of the option, and (6) the risk-free interest rate during the expected term of the option. Of these factors, we exercise judgment with regard to selecting both the expected volatility of the underlying stock and the expected life of the option. Expected volatility is estimated through a review of our historical stock price volatility and that of our competitors, adjusted for future expectations. The expected term of the options is estimated using expected term data disclosed by comparable companies and through a review of other factors expected to influence behavior such as expected volatility. Additionally, we determined that the expected term should be analyzed using two groupings of options holders for valuation purposes. We also exercise judgment with regard to estimating the number of awards that are expected to vest, which is based on historical experience adjusted for future expectations. For options granted during 2010, we used an average volatility factor of 67.7% and an average expected term of 5.9 years. The estimated forfeiture rate on options granted during 2010 was 7.5%. Changes in assumptions used can materially affect the fair value estimates. For awards granted in 2010, a 10% increase in volatility would have resulted in a $0.2 million, or 6.6% increase, in fair value. A 10% increase in the expected term assumption would have resulted in a $0.1 million, or 2.8% increase, in fair value. A 10% increase in both the volatility factor and the expected term assumption would have resulted in a $0.4 million, or 10.4% increase, in fair value. Although a change in the expected term would necessitate other changes since the risk-free interest rate and volatility assumptions are specific to the term, we did not attempt to adjust those assumptions for purposes of the above sensitivity analysis.
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
     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Provisions for deferred income taxes are recorded to the extent of withholding taxes and incremental taxes, if any, that arise from repatriation of dividends from those foreign subsidiaries where local earnings are not permanently reinvested. A valuation allowance is provided for deferred tax assets when realization of such assets is not considered to be more likely than not. Adjustments to the valuation allowance are made periodically based on management’s assessment of the recoverability of the related assets. We measure and record tax contingency accruals for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Benefits from a tax position are recognized in the financial statements if and when we determine that it is more likely than not that a tax position will be sustained upon examination. This assessment presumes the taxing authority has full knowledge of all relevant information. The amount of benefit recognized in the financial statements is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.
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
     In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. Specifically, the guidance requires new disclosures for transfers in and out of levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity associated with level 3 fair value measurements. The new disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2009, had no impact on our disclosures at December 31, 2010.

     In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is on or after January 1, 2011. We do not expect the application of this new standard to have a significant impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk associated with changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
     Excluding the effect of our hedge agreements, as of December 31, 2010 we had a significant amount of debt under the Old Senior ABL Revolving Facility and the Second Lien Term Facility, and as of February 9, 2011, we had a significant amount of debt under the New Senior ABL Revolving Facility, with variable rates of interest based generally on adjusted London inter-bank offered rate (“LIBOR”), or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Old Senior ABL Revolving Facility, or the New Senior ABL Revolving Facility, as applicable, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio, as of December 31, 2010, our net interest expense for the year ended December 31, 2010 would have increased by an estimated $3.2 million. Excluding the effect of our hedge agreements, interest expense would have increased $9.0 million for the same period assuming a hypothetical increase of 1%.
     We entered into four forward-starting interest rate swap agreements in September 2007 under which we exchanged our benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at December 31, 2010. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five-year period with a weighted average fixed interest rate of 4.66% and $200.0 million is for a three-year period with a weighted average fixed interest rate of 4.57%. The swaps became effective on October 5, 2007 and are settled on a quarterly basis. In connection with an October 2009 partial prepayment of outstanding principal on the Second Lien Term Facility, we reduced the notional amount of one of these interest rate swaps from $100.0 million to $71.5 million. In November 2009, we prepaid an additional $192.1 million of principal on the Second Lien Term Facility thereby reducing the outstanding balance to $479.4 million. As a result of this prepayment, $192.1 million of the notional amounts on our interest rate swaps were de-designated as cash flow hedges as they no longer hedge the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. In order to offset our exposure to the de-designated interest rate swaps, we entered into two reverse interest rate swap agreements in November 2009 under which we exchanged a portion of our fixed-rate interest payments for floating-rate interest payments. These agreements cover a combined notional amount of debt totaling $192.1 million, of which $171.5 million is for a one-year period and $20.6 million is for a three-year period. The reverse swaps became effective October 5, 2009 and are settled on a quarterly basis. The reverse swap with a notional amount of $171.5 million expired on October 5, 2010. Two of the original swaps with a combined notional amount of $171.5 million also expired on October 5, 2010.
     We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. This agreement was intended to hedge the benchmark portion of interest associated with a portion of the Old Senior ABL Revolving Facility. Interest on this debt was based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin. This agreement covered a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap, which was settled on a quarterly basis, was effective on April 5, 2008, and expired on April 5, 2010.

     Considering the $479.4 million of the Second Lien Term Facility that was hedged as of December 31, 2010, 81.5% of our $2,069.2 million of debt at December 31, 2010 had fixed rate interest.
Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the years ended December 31, 2010, 2009 and 2008, 6.4%, 5.2% and 5.5%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the year ended December 31, 2010, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net loss by approximately $0.8 million for the year ended December 31, 2010.
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
Changes in Internal Control over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
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
     The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2010:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	6,294,886	$8.03	3,297,545

Equity compensation plans not approved by security holders	—	—	—

Total	6,294,886	$8.03	3,297,545

(1)	Represents the RSC Holdings Inc. Amended and Restated Stock Incentive Plan.

(2)	The weighted-average exercise price does not include outstanding restricted stock units.
     All other information required to be filed under this Item 12 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required to be filed under this Item 13 is incorporated herein by reference to RSC Holdings’ definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2010.
Item 14. Principal Accountant Fees and Services
     Fees for services performed by KPMG LLP, our independent registered public accounting firm, during 2010 and 2009, were:

	2010	2009
Audit fees(1)	$1,281,400	$1,562,300
Audit-related fees(2)	37,300	32,500
Tax fees(3)	5,500	40,000
All other fees	0	0

Total	$1,324,200	$1,634,800

(1)	Audit fees for 2010 were for services rendered in connection with the audit of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2010. Audit fees for 2010 also included fees for non-recurring services associated with the filing of our registration statement on Form S-4, which related to the exchange offer on our outstanding high-yield debt securities. Audit fees for 2009 were for services rendered in connection with the audit of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2009. Audit fees for 2009 also included $0.2 million of fees associated with the preparation of comfort letters issued in connection with our 2009 high-yield debt issuances, which consisted of a $400.0 million senior secured notes offering and a $200.0 million senior notes offering.

(2)	Audit-related fees for 2010 and 2009 were for services rendered in connection with the audits of our employee benefit plan and a debt covenant compliance review.

(3)	Tax fees for 2010 were for services rendered in connection with a review of our Canadian tax return. Tax fees for 2009 were for services rendered in connection with an analysis of our tax accounting methods.
     The Audit and Risk Committee has established procedures for the pre-approval of all audit and permitted non-audit related services provided by our independent registered public accounting firm. The procedures include, in part, that: (i) the Audit and Risk Committee, on an annual basis, shall pre-approve the independent registered public accounting firm’s engagement letter/annual service plan; (ii) the Audit and Risk Committee Chair has been delegated the authority to pre-approve any permitted non-audit services up to $25,000 per individual proposed service; (iii) the Audit and Risk Committee must pre-approve any permitted non-audit services that exceed $25,000 per individual proposed service; and (iv) at each regularly scheduled Audit and Risk Committee meeting: (a) the Chairman of the Audit and Risk Committee will review any services that were pre-approved since the last Audit and Risk Committee meeting; and (b) a review will be conducted of the services performed and fees paid since the last Audit and Risk Committee meeting.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on February 10, 2011.

RSC Holdings III, LLC RSC EQUIPMENT RENTAL, INC.
By:	/s/ Erik Olsson
	Name:	Erik Olsson
	Title:	Chief Executive Officer and President
POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Erik Olsson and Patricia D. Chiodo and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erik Olsson	Chief Executive Officer,	February 10, 2011
Erik Olsson	President and Director*
(Principal Executive Officer)

/s/ Patricia D. Chiodo Patricia D. Chiodo	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 10, 2011

/s/ Denis Nayden	Chairman of the Board, Director*	February 10, 2011
Denis Nayden

/s/ J. Taylor Crandall	Director*	February 10, 2011
J. Taylor Crandall

/s/ Edward Dardani	Director*	February 10, 2011
Edward Dardani

/s/ Pierre Leroy	Director*	February 10, 2011
Pierre Leroy

/s/ John R. Monsky	Director*	February 10, 2011
John R. Monsky

/s/ James Ozanne	Director*	February 10, 2011
James Ozanne

/s/ Donald C. Roof	Director*	February 10, 2011
Donald C. Roof

*	Member of the Board of Directors of RSC Holdings Inc. and RSC Equipment Rental, Inc. RSC Holdings III, LLC is an indirect, wholly-owned subsidiary of RSC Holdings Inc. and the board functions of RSC Holdings III, LLC are performed by RSC Holdings Inc.

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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.7	Amended and Restated Stockholders Agreement	S-4	333-144625	4.7	7/17/2007

4.7.1	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated August 24, 2009	8-K	333-144625	4.7.1	8/24/2009

4.7.2	Amendment No. 2 to Amended and Restated Stockholders Agreement, dated January 21, 2010	8-K	333-144625	4.7.2	1/27/2010

4.8	Indenture, dated as of July 1, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC, Wells Fargo Bank, National Association, as Trustee, and Deutsche Bank AG, New York Branch, as Note Collateral Agent	8-K	333-144625	4.1	7/2/2009

4.9	First Amendment to Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch, as U.S. collateral agent under the First-Lien Loan Documents (as defined therein)	8-K	333-144625	4.2	7/2/2009

4.10	First Lien Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as U.S. collateral agent under the Senior Loan Documents (as defined therein) and as collateral agent under the First Lien Last Out Note Documents (as defined therein	8-K	333-144625	4.3	7/2/2009

4.11	Collateral Agreement, dated as of July 1, 2009, by and between RSC Equipment Rental, Inc., RSC Holdings III, LLC, certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch, as Note Collateral Agent	8-K	333-144625	4.4	7/2/2009

4.12	Indenture, dated as of November 17, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee	8-K	333-144625	4.1	11/17/2009

4.13	Registration Rights Agreement, dated as of November 17, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Deutsche Bank Securities Inc. and the other initial purchasers named therein	8-K	333-144625	4.2	11/17/2009

4.14	Indenture, dated as of January 19, 2011, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee	8-K	333-144625	4.1	1/20/2011

4.15	Registration Rights Agreement, dated as of January 19, 2011, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Deutsche Bank Securities Inc. and the other initial purchasers named therein	8-K	333-144625	4.2	1/20/2011

10.1+	Amended and Restated Stock Incentive Plan	DEF 14A	001-33485	B	4/18/2008

10.2+	Form of Employee Stock Option Agreements	S-1	333-140644	10.2	2/13/2007

RSC HOLDINGS III, LLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.3+	Form of Employee Stock Subscription Agreements	S-1	333-140644	10.3	2/13/2007

10.4+	Form of Employment Agreement for executive officers	S-1	333-140644	10.4	2/13/2007

10.5	Indemnification Agreement, dated as of November 27, 2006, by and among Atlas Copco North America Inc., Rental Service Corporation, RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP OO RSC, LLC, OHCP II RSC COI, LLC, Ripplewood Holdings L.L.C., Oak Hill Capital Management and Atlas Copco Finance S.à.r.l.	S-1	333-140644	10.5	2/13/2007

10.6	Monitoring Agreement, dated as of November 27, 2006, by and among RSC Holdings Inc., Rental Service Corporation, Ripplewood Holdings L.L.C. and Oak Hill Capital Management, LLC	S-1	333-140644	10.6	2/13/2007

10.7	Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Rental Service Corporation of Canada Ltd., Deutsche Bank AG, New York Branch, Deutsche Bank AG, Canada Branch, Citicorp North America, Inc., Bank of America, N.A., LaSalle Business Credit, LLC and Wachovia Capital Finance Corporation (Western)	S-1/A	333-140644	10.7	3/27/2007

10.8	Second Lien Term Loan Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Deutsche Bank AG, New York Branch, Citicorp North America, Inc., GE Capital markets, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and General Electric Capital Corporation	S-1/A	333-140644	10.8	3/27/2007

10.9+	RSC Holdings Inc. 2007 Annual Incentive Plan	S-1/A	333-140644	10.9	4/18/2007

10.10+	Form of Indemnification Agreement	S-1/A	333-140644	10.10	5/21/2007

10.11+	Form of Cost Reimbursement Agreement	S-1/A	333-140644	10.11	5/21/2007

10.12+	Form of Director Restricted Stock Unit Agreement	S-1/A	333-140644	10.12	5/21/2007

10.13	Executive Employment and Non competition Agreement by and between David Mathieson and RSC Holdings Inc. effective January 2, 2008	8-K	333-144625	10.1	12/3/2007

10.14	RSC Non-Qualified Deferred Compensation Savings Plan	10-K	001-33485	10.14	2/25/2009

10.15	Form of First Amendment to the Amended and Restated Executive Employment and Noncompetition Agreement — President and Chief Executive Officer	8-K	333-144625	10.1	3/5/2009

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

10.19
Amended and Restated Credit Agreement, dated as of July 30, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. collateral agent and U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto
		8-K	333-144625	Annex A to Exhibit 10.1	7/31/2009

10.20	First Amendment to Second-Lien Term Loan Credit Agreement, dated as of August 21, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the other financial institutions party thereto	8-K	333-144625	10.1	8/24/2009

10.21	First Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. collateral agent and U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto	8-K	333-144625	10.1	11/17/2009

RSC HOLDINGS III, LLC AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22	Second Amendment to Second-Lien Term Loan Credit Agreement, dated as of November 9, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the other financial institutions party thereto	8-K	333-144625	10.2	11/17/2009

10.23	Amended and Restated Executive Employment and Non competition Agreement by and between Patricia D. Chiodo and RSC Holdings Inc. effective November 28, 2006	10-Q	333-144625	10.1	4/23/2010

10.24+	Form of Stock Option Agreement	8-K	001-33485	10.1	4/23/2010

10.25+	Form of Stock Option Agreement for Long-Term Incentive Equity Awards	8-K	001-33485	10.2	4/23/2010

10.26+	Form of Employee Restricted Stock Unit Agreement	8-K	001-33485	10.3	4/23/2010

10.27	Executive Employment and Noncompetition Agreement, by and between Patricia D. Chiodo and RSC Holdings Inc., effective October 1, 2010	8-K	333-144625	10.1	9/27/2010

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

+	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RSC Holdings III, LLC or RSC Equipment Rental, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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
     We have audited the accompanying consolidated balance sheets of RSC Holdings III, LLC and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RSC Holdings III, LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
February 10, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
RSC Holdings III, LLC:
     We have audited RSC Holdings III, LLC’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RSC Holdings III, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on RSC Holdings III, LLC’s internal control over financial reporting based on our audit.
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
     In our opinion, RSC Holdings III, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RSC Holdings III, LLC and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 10, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 10, 2011

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$3,510	$4,535
Accounts receivable, net	228,532	181,975
Inventory	14,171	14,421
Deferred tax assets, net	17,912	43,746
Prepaid expense and other current assets	13,798	13,202

Total current assets	277,923	257,879

Rental equipment, net	1,336,424	1,384,999
Property and equipment, net	110,779	123,197
Goodwill and other intangibles, net	939,302	940,063
Deferred financing costs	44,205	55,539
Other long-term assets	9,342	10,335

Total assets	$2,717,975	$2,772,012

Liabilities and Stockholders’ (Deficit) Equity

Accounts payable	$193,819	$46,275
Accrued expenses and other current liabilities	119,608	131,378
Current portion of long-term debt	25,294	27,329

Total current liabilities	338,721	204,982

Long-term debt	2,043,887	2,144,780
Deferred tax liabilities, net	330,862	356,491
Other long-term liabilities	41,782	42,118

Total liabilities	2,755,252	2,748,371

Commitments and contingencies

Common stock, no par value, (1,000 shares authorized, issued and outstanding at December 31, 2010 and December 31, 2009)	293,462	288,761
Accumulated deficit	(332,831)	(259,315)
Accumulated other comprehensive income (loss)	2,092	(5,805)

Total stockholders’ (deficit) equity	(37,277)	23,641

Total liabilities and stockholders’ (deficit) equity	$2,717,975	$2,772,012

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Equipment rental revenue	$1,060,266	$1,073,021	$1,567,254
Sale of merchandise	49,313	51,951	72,472
Sale of used rental equipment	124,845	158,482	125,443

Total revenues	1,234,424	1,283,454	1,765,169

Cost of revenues:
Cost of equipment rentals, excluding depreciation	563,513	540,945	685,600
Depreciation of rental equipment	272,610	285,668	317,504
Cost of merchandise sales	35,701	36,743	49,370
Cost of used rental equipment sales	104,491	148,673	90,500

Total cost of revenues	976,315	1,012,029	1,142,974

Gross profit	258,109	271,425	622,195

Operating expenses:
Selling, general and administrative	146,791	148,163	175,703
Depreciation and amortization of non-rental equipment and intangibles	40,213	43,984	49,567
Other operating gains, net	(5,592)	(517)	(1,010)

Total operating expenses, net	181,412	191,630	224,260

Operating income	76,697	79,795	397,935
Interest expense, net	194,471	189,689	201,849
Gain on extinguishment of debt, net	—	(13,916)	—
Other (income) expense, net	(539)	707	658

(Loss) income before (benefit) provision for income taxes	(117,235)	(96,685)	195,428
(Benefit) provision for income taxes	(43,719)	(37,325)	72,939

Net (loss) income	$(73,516)	$(59,360)	$122,489

Weighted average shares outstanding used in computing net (loss) income per common share:
Basic and diluted	1,000	1,000	1,000

Net (loss) income per common share:
Basic and diluted	$(73.52)	$(59.36)	$122.49

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Income (Loss)	Total
Balance, January 1, 2008	1,000	$279,817	$(336,118)		$12,203	$(44,098)

Components of comprehensive income:
Net income	—	—	122,489	$122,489	—	122,489
Foreign currency translation adjustments	—	—	—	(19,796)	(19,796)	(19,796)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $16,959	—	—	—	(27,205)	(27,205)	(27,205)

Total comprehensive income				$75,488

Capital contributions	—	1,471	—		—	1,471
Excess tax benefits, net	—	122	—		—	122
Recapitalization adjustment	—	—	7,144		—	7,144
Share-based compensation	—	2,993	—		—	2,993

Balance, December 31, 2008	1,000	284,403	(206,485)		(34,798)	43,120

Components of comprehensive loss:
Net loss	—	—	(59,360)	$(59,360)	—	(59,360)
Foreign currency translation adjustments	—	—	—	14,065	14,065	14,065
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $9,109	—	—	—	14,928	14,928	14,928

Total comprehensive loss				$(30,367)

Capital contributions	—	256	—		—	256
Excess tax benefits, net	—	(122)	—		—	(122)
Recapitalization adjustment	—	—	6,530		—	6,530
Share-based compensation	—	4,224	—		—	4,224

Balance, December 31, 2009	1,000	$288,761	$(259,315)		$(5,805)	$23,641

Components of comprehensive loss:

Net loss	—	—	(73,516)	$(73,516)	—	(73,516)
Foreign currency translation adjustments	—	—	—	5,755	5,755	5,755
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $1,370	—	—	—	2,142	2,142	2,142

Total comprehensive loss				$(65,619)

Capital contributions	—	948	—		—	948
Share-based compensation	—	3,753	—		—	3,753

Balance, December 31, 2010	1,000	$293,462	$(332,831)		$2,092	$(37,277)

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
		(In thousands)
Cash flows from operating activities:
Net (loss) income	$(73,516)	$(59,360)	$122,489
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	312,823	329,652	367,071
Amortization of deferred financing costs	12,782	11,768	9,713
Amortization of original issue discount	1,117	453	—
Share-based compensation expense	3,753	4,224	2,993
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(19,376)	(7,091)	(26,106)
Deferred income taxes	(2,697)	(37,332)	41,772
Gain on extinguishment of debt, net	—	(13,916)	—
Gain on settlement of insurance property claims	(3,426)	—	—
Interest expense, ineffective hedge	42	6,832	—
Excess tax benefits from share-based payment arrangements	—	—	(122)
Changes in operating assets and liabilities:
Accounts receivable, net	(45,109)	99,772	(1,083)
Inventory	288	5,519	1,625
Other assets	452	1,191	(3,221)
Accounts payable	145,482	(63,068)	(153,183)
Accrued expenses and other liabilities	(7,755)	(8,688)	1,491

Net cash provided by operating activities	324,860	269,956	363,439

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	—	(33,238)
Purchases of rental equipment	(327,107)	(46,386)	(258,660)
Purchases of property and equipment	(5,766)	(4,952)	(15,319)
Proceeds from sales of rental equipment	124,845	158,482	125,443
Proceeds from sales of property and equipment	2,951	12,493	6,544
Insurance proceeds from rental equipment and property claims	4,368	5,267	—

Net cash (used in) provided by investing activities	(200,709)	124,904	(175,230)

Cash flows from financing activities:
Proceeds from Senior ABL Revolving Facility	179,000	321,166	240,437
Proceeds from issuance of 2017 Notes	—	389,280	—
Proceeds from issuance of 2019 Notes	—	196,954	—
Payments on Senior ABL Revolving Facility	(276,000)	(601,193)	(386,068)
Payments on Senior ABL Term Loan	—	(244,375)	(2,500)
Payments on Second Lien Term Facility	—	(392,986)	—
Payments on capital leases and other debt	(30,194)	(40,427)	(38,102)
Payments for deferred financing costs	(1,756)	(28,487)	(929)
Payments for non-deferred financing costs	—	(4,312)	—
Capital contributions from RSC Holdings	948	256	1,593
Increase (decrease) in outstanding checks in excess of cash balances	1,921	(1,070)	1,135

Net cash used in financing activities	(126,081)	(405,194)	(184,434)

Effect of foreign exchange rates on cash	905	1,199	(144)

Net (decrease) increase in cash and cash equivalents	(1,025)	(9,135)	3,631
Cash and cash equivalents at beginning of year	4,535	13,670	10,039

Cash and cash equivalents at end of year	$3,510	$4,535	$13,670

Supplemental disclosure of cash flow information:
Cash paid for interest	$181,272	$155,295	$199,210
Cash (received) paid for taxes, net	(26,539)	(8,632)	30,988
See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2010	2009	2008
		(In thousands)
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$23,149	$1,136	$20,176
Accrued deferred financing costs	326	634	—
Acquisition of net assets of another company:
Assets, net of cash acquired			$33,421
Net cash paid			(33,238)

Liabilities assumed			$183

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization
Business and Basis of Presentation
     Description of Business
     RSC Holdings III, LLC and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. The Company is a wholly owned subsidiary of RSC Holdings Inc. (“RSC Holdings”). RSC Holdings III, LLC is a limited liability company that does not have a Board of Directors, its business and affairs are managed by the Board of Directors of RSC Holdings, its ultimate parent. For the year ended December 31, 2010, the Company generated approximately 85.9% of its revenues from equipment rentals, and it derived the remaining 14.1% of its revenues from sales of used rental equipment, merchandise and other related items.
     Basis of Presentation and Consolidation
     The accompanying consolidated financial statements include the accounts of RSC Holdings III, LLC and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
     Prior to November 27, 2006, RSC Holdings was wholly owned by Atlas Copco AB (“ACAB”) and Atlas Copco Airpower n.v. (“ACA”), a wholly owned subsidiary of ACAB (together with ACAB, “Atlas”). On October 6, 2006, Atlas announced that it had entered into a recapitalization agreement (the “Recapitalization Agreement”) pursuant to which Ripplewood Holdings L.L.C. (“Ripplewood”) and Oak Hill Capital Partners (“Oak Hill” and collectively with Ripplewood, “the Sponsors”) would acquire 85.5% of RSC Holdings (the “Recapitalization”). The Recapitalization closed on November 27, 2006. The Recapitalization was accomplished through (a) the repurchase by RSC Holdings of a portion of its issued and outstanding stock from Atlas and (b) a cash equity investment in RSC Holdings by the Sponsors for stock. The Recapitalization was accounted for as a leveraged recapitalization with no change in the book basis of assets and liabilities.
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
     Reclassification
     Certain amounts in the consolidated statements of operations for the years ended December 31, 2009 and December 31, 2008 have been reclassified to conform with the current year presentation. These reclassifications were also made to the prior period unaudited quarterly financial data presented in Note 19. The Company believes the current presentation better reflects the nature of the underlying financial statement items. The reclassifications have no effect on operating income, net (loss) income or net (loss) income per common share and consist of reclassifying the salaries and associated benefit expenses for business development managers to selling, general and administrative expense from cost of equipment rentals, excluding depreciation. The reclassification resulted in a reduction to previously reported cost of equipment rentals, excluding depreciation and a corresponding increase to previously reported selling, general and administrative expense of $7.5 million and $7.0 million in years ended December 31, 2009 and 2008, respectively.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Classified Balance Sheet
     At December 31, 2010, the Company changed to a classified balance sheet, which separately presents the current and non-current portions of assets and liabilities. As a result, the consolidated balance sheet at December 31, 2009 has been reclassified to conform to the current year presentation. This change in classification resulted in an increase in total assets and liabilities of $43.7 million at December 31, 2009 from the previously reported amount, due to the separate presentation of current deferred tax assets, net, which was previously reported within deferred tax liabilities, net.
(2) Summary of Significant Accounting Policies
     Cash Equivalents
     The Company considers all highly liquid instruments with insignificant interest rate risk and with maturities of three months or less at purchase to be cash equivalents.
     Accounts Receivable
     Accounts receivable are stated net of allowances for doubtful accounts of $7.0 million and $10.7 million at December 31, 2010 and 2009, respectively. Management develops its estimate of this allowance based on the Company’s historical experience, its understanding of the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company has determined the balance will not be collected. Bad debt expense is reflected as a component of selling, general and administrative expenses in the consolidated statements of operations.
     The Company’s customer base is large and geographically diverse. No single customer accounts for more than 2% of the Company’s rental revenues for the years ended December 31, 2010, 2009 and 2008. No single customer accounts for more than 3% of total receivables at both December 31, 2010 and 2009. Accounts receivable consist of the following at:

	December 31,
	2010	2009
	(in 000s)
Trade receivables	$214,003	$187,496
Income taxes receivable	20,650	5,123
Other receivables	888	97
Less allowance for doubtful accounts	(7,009)	(10,741)

Accounts receivable, net	$228,532	$181,975

     Included in income taxes receivable at December 31, 2010 are net operating loss carrybacks of $19.1 million and state, federal and Canadian overpayments of $1.6 million. Included in income taxes receivable at December 31, 2009 are $5.1 million of state, federal and Canadian overpayments. At December 31, 2009, the Company also had net operating loss carrybacks of $20.9 million, which were classified within deferred tax assets, net in the consolidated balance sheet at December 31, 2009 due to uncertainty at that time regarding the extent of the Company’s eligible carryback. The $20.9 million of carrybacks classified within deferred tax assets, net at December 31, 2009 were collected during the year ended December 31, 2010.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The following table summarizes activity for allowance for doubtful accounts:

	2010	2009	2008
		(in 000s)
Beginning balance at January 1,	$10,741	$9,197	$6,801
Provision for bad debt	4,701	9,962	8,146
Charge offs, net	(8,433)	(8,418)	(5,750)

Ending balance at December 31,	$7,009	$10,741	$9,197

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
     The Company has factory-authorized arrangements for the refurbishment of certain types of rental equipment. The Company continues to record depreciation expense while the equipment is out on refurbishment. The cost of refurbishment is added to the existing net book value of the asset. The combined cost is then depreciated over the remaining estimated useful life of the refurbished asset, which averages 48 months.
     The following table provides a breakdown of rental equipment at:

	December 31,
	2010	2009
	(in 000s)
Rental equipment	$2,426,267	$2,401,605
Less accumulated depreciation	(1,089,843)	(1,016,606)

Rental equipment, net	$1,336,424	$1,384,999

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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Property and equipment consists of the following at:

	December 31,
	2010	2009
	(in 000s)
Leased equipment	$195,351	$183,225
Buildings and leasehold improvements	52,664	51,003
Non-rental machinery and equipment	42,393	40,468
Data processing hardware and purchased software	16,837	16,219
Furniture and fixtures	10,441	10,581
Construction in progress	1,034	1,641
Land and improvements	554	555

	319,274	303,692
Less accumulated depreciation and amortization	(208,495)	(180,495)

Property and equipment, net	$110,779	$123,197

     Impairment of Long-Lived Assets
     The Company’s long-lived assets to be held and used consist primarily of rental fleet, which the Company segregates into approximately ten major category classes based on functionality. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (or asset group) may not be recoverable. The fair value of the Company’s rental fleet in relation to the assets’ carrying amount is the primary factor the Company considers in determining whether its rental fleet should be tested for recoverability.
     If an impairment indicator is present, the Company evaluates recoverability by comparing the estimated future cash flows of the category classes, on an undiscounted basis, to their carrying values. The category class represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted cash flows exceed the carrying value, the asset group is recoverable and no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the asset group. During the years ended December 31, 2010, 2009 and 2008, the Company concluded impairment indicators were not present and it was therefore not necessary to test the assets for recoverability during those years.
     Goodwill and Other Intangible Assets
     Goodwill was $936.3 million at both December 31, 2010 and 2009. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if an event occurs or circumstances change that might indicate impairment. The Company performs its annual goodwill impairment test during the fourth quarter of its calendar year.
     The goodwill impairment test involves a two-step process. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Historically, the Company has passed the first step of the goodwill impairment testing, thus the second step of the impairment test has been unnecessary.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The Company is comprised of two divisions (or operating segments) that are aggregated into one reportable segment because they are operationally and economically similar and because aggregation is consistent with the basic principles of segment reporting. The Company concluded its divisions are reporting units for purposes of testing goodwill because the component levels below its divisions do not constitute a business based on the accounting guidance in ASC Section 350-20-55-3. During the fourth quarter of 2010, the Company tested goodwill for impairment by comparing the fair value of each reporting unit to their respective carrying values, including goodwill. The fair values, which were estimated using an income approach valuation technique, represent the amount at which the Company’s reporting units could be sold in an orderly transaction between market participants at the measurement date. This approach was unchanged from prior years’ methodology. Under the income approach, the fair values were estimated based on the discounted future cash flows resulting from the continued use and disposition of each reporting unit. Based on the Company’s 2010 fourth quarter goodwill impairment test, the fair values of its reporting units were determined to substantially exceed their respective carrying amounts. In addition, the Company concluded the sum of these fair values was reasonably consistent with the Company’s enterprise value adjusted for a market premium. The Company’s enterprise value consists of the fair value of the Company’s debt plus the Company’s equity capitalization.
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
     Had the Company instead determined the fair values of either or both reporting units were less than their respective carrying amounts, the Company believes the entire amount of goodwill assigned to either or both reporting units would be impaired under step two of the goodwill impairment test because the implied fair values of the Company’s reporting units goodwill would approximate zero. At the date of the Company’s impairment review, the Company concluded that the fair values of its reporting units, which represents an estimate of consideration that would be paid by an acquirer in exchange for its reporting units as part of a business combination, would be allocated entirely to the Company’s identifiable net assets, including unrecognized intangible assets with no residual amount assigned to goodwill.
     Based on the Company’s analyses, there was no goodwill impairment recognized during the years ended December 31, 2010, 2009 and 2008. If during 2011 market conditions deteriorate and the Company’s outlook deteriorates from the projections the Company used in the 2010 goodwill impairment test, the Company could have goodwill impairment during 2011. Goodwill impairment would not impact the Company’s debt covenants.
     Intangible assets include other intangible assets acquired in conjunction with the AER acquisition which consisted of customer relationships, noncompete covenants and a tradename valued at $3.1 million, $1.5 million and $0.3 million respectively. Accumulated amortization as of December 31, 2010 was $0.9 million, $0.8 million and $0.2 million, for the customer relationships, noncompete covenants and tradename, respectively. Amortization expense for these intangibles for the next five years ranges from $0.4 million to $0.7 million. Amortization expense associated with intangibles was $0.8 million in both 2010 and 2009.
     Reserves for Claims
     The Company’s insurance program for general liability, automobile, workers’ compensation and pollution claims involves deductibles or self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance up to certain policy limits. The Company is fully self-insured for medical claims. The Company’s excess loss coverage for general liability, automobile, workers’ compensation and pollution claims starts at $1.0 million, $1.5 million, $0.5 million and $0.25 million, respectively. The Company establishes reserves for reported claims that are asserted and for claims that are believed to have been incurred but not yet reported. These reserves reflect an estimate of the amounts that the Company will be required to pay in connection with these claims. The estimate of reserves is based upon

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
assumptions relating to the probability of losses and historical settlement experience. These estimates may change based on, among other events, changes in claims history or receipt of additional information relevant to assessing the claims. Furthermore, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, the Company may be required to increase or decrease the reserves. During the fourth quarter of 2010, the Company reduced its general liability reserve accrual by $1.4 million, with a corresponding reduction to expense. During the fourth quarter of 2009, the Company reduced its workers compensation and general liability reserve accruals by $4.3 million and $4.6 million, respectively, with a corresponding reduction to expense. The reductions in both 2010 and 2009 were due to a decrease in the actuarially determined ultimate loss estimates, which were driven in part by improved claims experience.
     Foreign Currency Translation and Transactions
     The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated at the average rates prevailing during the period. Resulting translation adjustments are included in stockholders’ (deficit) equity as a component of accumulated other comprehensive income (loss). Income and losses that result from foreign currency transactions are included in earnings. The Company recognized $0.5 million of other income, net for the year ended December 31, 2010 and other expense, net of $0.7 million for the years ended December 31, 2009 and 2008.
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
     The fair values of the Company’s Second Term Lien Facility, 2014 Notes, 2017 Notes and 2019 Notes are based on quoted market prices. The fair value of the Company’s Senior ABL Revolving Facility, is estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The fair value of capital lease obligations approximates the carrying value due to the fact that the underlying instruments include provision to adjust interest rates to approximate fair market value.
     See Note 5 for additional fair market information related to debt instruments and Note 7 for additional fair value information about other financial instruments.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Revenue Recognition
     The Company rents equipment primarily to the industrial or non-construction market and the non-residential construction market. The Company records unbilled revenue for revenues earned each reporting period which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.
     The Company recognizes revenue on used rental equipment and merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectibility is reasonably assured. There are no rights of return or warranties offered on product sales.
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
     Marketing and Advertising Costs
     The Company advertises primarily through trade publications, calendars, yellow pages and in-store promotional events. These costs are charged in the period incurred. Marketing and advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Qualifying cooperative advertising reimbursements were $0.4 million, $1.0 million and $2.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Marketing and advertising expenses, net of qualifying cooperative advertising reimbursements, were $14.6 million, $15.5 million and $26.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
     Consideration Received from Vendors
     The Company receives money from suppliers for various programs, primarily volume incentives and advertising. Allowances for advertising to promote a vendor’s products or services which meet the criteria in GAAP are offset against advertising costs in the period in which the Company recognizes the incremental advertising cost. In situations when vendor consideration does not meet the criteria in GAAP to be offset against advertising costs, the Company considers the consideration to be a reduction in the purchase price of rental equipment acquired.
     Volume incentives are deferred and amortized as an offset to depreciation expense over 36 months, which approximates the average period of ownership of the rental equipment purchased from vendors who provide the Company with rebates and other incentives.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
     Net (Loss) Income per Common Share
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
     In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. Specifically, the guidance requires new disclosures for transfers in and out of levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity associated with level 3 fair value measurements. The new disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2009, had no impact on the Company’s disclosures at December 31, 2010.
     In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is on or after January 1, 2011. The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.
(3) Accrued Expenses and Other Liabilities
     Current and long-term accrued expenses and other liabilities consist of the following at:

	December 31,
	2010	2009
	(in 000s)
Compensation-related accruals	$28,483	$21,395
Accrued income and other taxes	23,990	24,257
Reserves for claims	29,203	30,018
Accrued interest payable	35,817	42,525
Interest rate swap liability	33,673	42,823
Other	10,224	12,478

Total	$161,390	$173,496

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
     During the years ended December 31, 2010 and December 31, 2009, the Company closed or consolidated 12 locations and 24 locations, respectively. In connection with these closures, the Company recorded charges for location closures of approximately $0.2 million and $10.2 million for the years ended December 31, 2010 and 2009, respectively. These charges consist primarily of employee termination costs, costs to terminate operating leases prior to the end of their contractual lease term, estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company, freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although the Company does not expect to incur additional material charges for location closures occurring prior to December 31, 2010, additional charges are possible to the extent that actual future settlements differ from the Company’s estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.
     Closed location charges (to be cash settled) by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit and	Employee
	Other Related	Termination
	Costs (a)	Costs (b)	Other Exit Costs (c)	Total

Closed location reserves at December 31, 2008	$(4,604)	$(397)	$—	$(5,001)
Charges incurred to close locations	(8,592)	(811)	(56)	(9,459)
Cash payments	6,704	1,086	56	7,846

Closed location reserves at December 31, 2009	(6,492)	(122)	—	(6,614)

Charges incurred to close locations	(151)	(4)	(26)	(181)
Cash payments	2,367	168	26	2,561
Adjustments to reserve	11	(42)	—	(31)

Closed location reserves at December 31, 2010	$(4,265)	$—	$—	$(4,265)

(a)	Lease exit and other related costs are included within cost of equipment rentals in the consolidated statements of operations. The lease exit portion of the closed location reserves at December 31, 2010 are expected to be paid over the remaining contractual term of the leases, which range from three to 87 months.

(b)	Employee termination costs primarily consist of severance payments and related benefits. For the year ended December 31, 2010, these costs are included within cost of equipment rentals in the consolidated statement of operations. For the year ended December 31, 2009, $0.7 million of these costs are included within cost of equipment rentals and $0.1 million is included within selling, general administrative expense in the consolidated statement of operations.

(c)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. These costs are included within cost of equipment rentals in the consolidated statements of operations.
     In addition to the costs included in the above table, the Company recognized $0.7 million of non-cash charges during the year ended December 31, 2009, for the write-off of leasehold improvements associated with the closed locations. Charges associated with the write-off of leasehold improvements are included within other operating gains, net in the consolidated statements of operations. During the years ended December 31, 2010 and 2009, the Company also recognized $3.2 million and $3.6 million, respectively, of other severance costs not directly associated with location closures as the result of

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
company-wide reductions in workforce. Of the additional severance expense recognized in 2010, $0.7 million is included within cost of equipment rentals and $2.5 million is included within selling, general and administrative expenses in the consolidated statement of operations. Of the additional severance expense recognized in 2009, $2.8 million is included within cost of equipment rentals and $0.8 million is included within selling, general and administrative expenses in the consolidated statement of operations.
(5) Debt
     Debt consists of the following at:

			December 31,		December 31,
			2010		2009
	Interest Rate (a)	Maturity Date	Deferred Financing Costs	Debt	Debt
				(in 000s)
Senior ABL Revolving Facility	3.57%	(b)	$13,775	$304,195	$401,195
Second Lien Term Facility	8.30%	Nov. 2013	5,254	479,395	479,395
2014 Notes	9.50%	Dec. 2014	11,929	620,000	620,000
2017 Notes	10.50%	Jul. 2017	8,350	400,000	400,000
2019 Notes	10.50%	Nov. 2019	4,897	200,000	200,000
Capitalized lease obligations	1.43%	Various	—	77,788	84,833

Total			$44,205	2,081,378	2,185,423

Original issue discounts (c)	n/a	n/a		(12,197)	(13,314)

Total, net				$2,069,181	$2,172,109

(a)	Estimated interest rate presented is the effective interest rate as of December 31, 2010 including the effect of interest rate swaps and original issue discounts, where applicable, and excluding the effect of deferred financing costs.

(b)	In February 2011, the Company repaid the outstanding balance of the Senior ABL Revolving Facility and replaced it with a New Senior ABL Revolving Facility due February 2016. As a result, the Company has classified the outstanding balance on the Senior ABL Revolving Facility as long-term debt at December 31, 2010. Had the Company not entered into the New Senior ABL Revolving Facility, $78.4 million of the outstanding balance on the Senior ABL Revolving Facility at December 31, 2010 would have been due November 2011 with the remaining $225.8 million due August 2013. See Note 20 for additional information.

(c)	The original issue discounts represents the unamortized difference between the $400.0 million aggregate principal amount of the 2017 Notes and the proceeds received upon issuance and the unamortized difference between the $200.0 million aggregate principal amount of the 2019 Notes and the proceeds received upon issuance.
     As of December 31, 2010, the Company had $714.6 million available for borrowing under the Senior ABL Revolving Facility. A portion of the Senior ABL Revolving Facility is available for the issuance of letters of credit and swingline loans, which are seven day loans that can be drawn on the same day as requested for an amount not to exceed $25.0 million.
     The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows (in 000s):

2011	$25,294
2012	19,506
2013	798,552
2014	629,604
2015	4,594
Thereafter	603,828

Total	$2,081,378

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     As of December 31, 2010 the estimated fair value of the Company’s debt was as follows (in 000s):

Senior ABL Revolving Facility	$304,195
Second Lien Term Facility	469,807
2014 Notes	651,000
2017 Notes	456,000
2019 Notes	224,000
Capitalized lease obligations	77,788

Total	$2,182,790

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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
being amortized to interest expense over the respective term of each. The remaining fees of $0.5 million were expensed as incurred. The fees expensed in connection with the Extension Credit Agreement Second Amendment are included within (gain) loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.
     As of December 31, 2010, the Company had $714.6 million available on the Senior ABL Revolving Facility of which $533.2 million was attributable to the Extending portion and $181.4 million was attributable to the Non-Extending portion. A portion of the Senior ABL Revolving Facility is available for swingline loans and for the issuance of letters of credit. The Company will pay fees on the unused commitments of the lenders under the Senior ABL Revolving Facility; a letter of credit fee on the outstanding stated amount of letters of credit plus facing fees for the letter of credit issuing banks and any other customary fees.
     The Senior ABL Revolving Facility contains covenants that, among other things, limit or restrict the ability of the Company to incur indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; and make dividends and other restricted payments. In addition, under the Senior ABL Revolving Facility, upon excess availability falling below $100.0 million, the Company will become subject to more frequent borrowing base reporting requirements and upon the excess availability falling below (a) before the maturity date of the Non-Extending portion of the Senior ABL Revolving Facility (the “Non-Extending Maturity Date”) and the date of any increase in commitments under the Extending portion of the Senior ABL Revolving Facility (the “Commitment Increase Date”), $140.0 million, (b) after the Commitment Increase Date but before the Non-Extending Maturity Date, the greater of $140.0 million and 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Commitment Increase Date and (c) on or after the Non-Extending Maturity Date, 12.5% of the sum of the total commitments under the Senior ABL Revolving Facility on the Non-Extending Maturity Date, the borrowers will be required to comply with specified financial ratios and tests, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of each quarter of 4.25 to 1.00. Excess availability did not fall below the $140.0 million level and the Company was therefore not required to comply with the specified financial ratios and tests as of December 31, 2010. As of December 31, 2010, calculated in accordance with the agreement, the Company’s fixed charge coverage ratio was 1.22 to 1.00 and the leverage ratio was 5.18 to 1.00.
     The Company entered into an interest rate swap agreement in January 2008 covering a notional amount of debt totaling $250.0 million. The objective of the swap is to effectively hedge the cash flow risk associated with a portion of the Senior ABL Revolving Facility, which has a variable interest rate. The swap expired in April 2010. See Note 6 for additional information.
     In February 2011, the Company repaid the outstanding balance on the Senior ABL Revolving Facility with proceeds received from a New Senior ABL Revolving Facility. See Note 20 for additional information.
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
     In January 2011, the Company repaid the outstanding balance on the Second Lien Term Facility using proceeds from a private placement offering. See Note 20 for additional information.
     2014 Notes. In connection with the Recapitalization, RSC and RSC Holdings, III LLC issued $620.0 million aggregate principal amount of 9.5% senior notes due 2014. Interest on the 2014 Notes is paid semi-annually, on June 1 and December 1 in each year and the 2014 Notes mature December 1, 2014.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The 2014 Notes are redeemable, at the Company’s option, in whole or in part, at any time and from time to time on and after December 1, 2010 at the applicable redemption price set forth below, if redeemed during the 12-month period commencing on December 1 of the years set forth below:

Redemption Period	Price
2011	102.375%
2012 and thereafter	100.000%
     In January 2011, the Company sent a notice of its election to redeem $117.0 million of the aggregate principal of the 2014 Notes to the trustee, who distributed to the holders, and such redemption will occur on February 21, 2011. See Note 20 for additional information.
     2017 Notes. On July 1, 2009, RSC and RSC Holdings, III LLC completed a private placement offering (the “July Offering”) of $400.0 million aggregate principal amount of 10% senior secured notes due July 2017 (the “2017 Notes”). The July Offering resulted in net proceeds to the Company of $389.3 million after an original issue discount of $10.7 million. Interest on the 2017 Notes is payable on January 15 and July 15, commencing January 15, 2010. To permit the issuance of the 2017 Notes, the Company executed the Notes Credit Agreement Amendment (see “Senior ABL Facilities” above) after obtaining the consent of lenders holding a majority of the outstanding Senior ABL Term Loans and the Senior ABL Revolving Facility commitments. Pursuant to the requirements of the Notes Credit Agreement Amendment, the Company used the proceeds from the July Offering (net of an $8.0 million underwriting fee) to repay the outstanding balance on the Senior ABL Term Loan of $243.1 million and pay down $138.2 million of the outstanding balance on the Senior ABL Revolving Facility.
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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
     The Company continues to be in compliance with all applicable debt covenants as of December 31, 2010.
     Capital leases. Capital lease obligations consist of vehicle leases with periods expiring at various dates through 2018. The interest rate is the same for all units and is subject to change on a monthly basis. The interest rate for December 2010 was 1.43%.
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
     The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. An assessment of the effectiveness of derivative instruments designated as cash flows hedges is performed on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive income (loss) for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
liabilities for derivatives qualifying as cash flow hedges totaled $104,000 and $62,000 at December 31, 2010 and December 31, 2009, respectively.
     During September 2007 and January 2008, the Company entered into a total of five interest rate swaps under which it exchanged benchmark floating-rate interest payments for fixed-rate payments. At the inception of these swaps, the Company concluded that each of the interest rate swaps were hedges of specified cash flows. These interest rate swaps are as follows (in millions):

						Portion of Effective	Remaining Effective
		Instrument	Weighted Average	Original Notional	De-designated	Hedge Expired	Hedge at
Effective Date	Expiration Date	Hedged	Fixed Rate	Amount	Portion	or Settled	December 31, 2010
Oct. 2007	Oct. 2012	Second Lien Term Facility (a)	4.66%	$250.0			$250.0
Oct. 2007	Oct. 2012	Second Lien Term Facility (a)(d)	4.66%	250.0	$20.6		229.4
Oct. 2007	Oct. 2010	Second Lien Term Facility (a)(c)(d)	4.57%	100.0	71.5	$28.5	—
Oct. 2007	Oct. 2010	Second Lien Term Facility (a)(d)	4.57%	100.0	100.0		—
Apr. 2008	Apr. 2010	Senior ABL Revolving Facility (b)	2.66%	250.0		250.0	—

							Remaining
							Non-effective Hedge
						Portion	at
Effective Date	Expiration Date	Description		Notional Amount		Expired	December 31, 2010
Oct. 2007	Oct. 2012	De-designated (d)		$20.6			$20.6
Oct. 2007	Oct. 2010	De-designated (d)		71.5		$71.5	—
Oct. 2007	Oct. 2010	De-designated (d)		100.0		100.0	—
Oct. 2009	Oct. 2010	Reverse Swap (e)		171.5		171.5	—
Oct. 2009	Oct. 2012	Reverse Swap (e)		20.6			20.6

(a)	The agreements were executed to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt, which is settled on a quarterly basis, is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 3.5% for the LIBOR option at December 31, 2010.

(b)	This swap was executed to hedge the benchmark portion of interest associated with a portion of the Senior ABL Revolving Facility. Interest on this debt, which was settled on a quarterly basis, was based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin.

(c)	During August, September and October 2009, the Company made a series of discounted prepayments on the Second Lien Term Facility resulting in a $227.8 million reduction in the outstanding principal balance. These repayments left a notional amount of $28.5 million on the Company’s interest rate swaps that no longer functioned as an effective hedge against the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. As a result, the Company partially settled this interest rate swap in exchange for a termination fee of $1.2 million which was recognized as interest expense in the 2009 consolidated statement of operations.

(d)	In November 2009, the Company received net proceeds of $192.1 million in connection with the issuance of the 2019 Notes, which were used to prepay a portion of the outstanding principal of the Second Lien Term Facility at par value. As a result of this prepayment, $192.1 million of notional amounts on the Company’s interest rate swaps no longer qualified as an effective hedge against the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. The Company de-designated them as hedging instruments and in doing so, reclassified $6.7 million of losses from accumulated other comprehensive loss to interest expense.

(e)	In November 2009, the Company entered into two additional interest rate swap agreements (the “reverse swaps”) which became effective October 2009. The reverse swaps cover a combined notional amount of debt totaling $192.1 million, of which $20.6 million is for a three-year period with a fixed interest rate of 1.51% and $171.5 million is for a one-year period with a fixed interest rate of 0.32%. The reverse swaps were intended to offset a portion of the fixed-rate payments under the swap agreements that were de-designated as cash flow hedges in November 2009.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The Company presents derivatives in the consolidated balance sheet as either assets or liabilities depending on the rights or obligations under the contract. Derivatives are measured and reported in the consolidated balance sheets at fair value. At December 31, 2010 and December 31, 2009, the fair value of the Company’s interest rate swaps in a liability position totaled $33.7 million and $42.8 million, respectively, and are classified within accrued expenses and other current and long-term liabilities in the consolidated balance sheets. At December 31, 2010, the fair value of the Company’s interest rate swap in an asset position totaled $0.3 million, and is classified within other current assets in the consolidated balance sheet.
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
     The fair value of liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments designated as hedging instruments and recognized within accumulated other comprehensive income (loss) (“OCIL”) were as follows (in 000s):

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
			Loss in	Loss in
	Fair Value of	Fair Value of	Accumulated OCIL	Accumulated OCIL
Derivative Type	Swap Liabilities	Swap Liabilities	(Net of Tax) (b)	(Net of Tax)
Interest rate swaps designated as hedges (a)	$32,285	$35,755	$19,630	$21,772

Interest rate swaps not designated as hedges (a)	$1,388	$7,068	N/A	N/A

(a)	See Note 7 for further discussion on measuring the fair value of the interest rate swaps.

(b)	The Company settled its interest rate swaps and reverse swaps in January 2011 and in doing so reclassified all related losses in accumulated other comprehensive income (loss) at December 31, 2010 into earnings. See Note 20 for additional information.
     The fair value of the asset associated with the Company’s interest rate swaps not designated as a hedge totaled $0.3 million at December 31, 2010.
     The effect of derivative instruments on comprehensive loss for the years ended December 31, 2010 and 2009 was as follows (in 000s):

			Loss Reclassified	Loss (Gain)
		Loss Recognized in	from Accumulated	Recognized on
	Years ended	Accumulated OCIL	OCIL into Expense	Ineffective Portion
Derivative Type	December 31,	(Net of Tax)	(Net of Tax)	of Derivatives
Interest rate swaps	2010	$11,639	$13,781	$42

Interest rate swaps	2009	$8,561	$23,489	$(236)

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The effect of derivative instruments not designated as hedging instruments on net (loss) income for the years ended December 31, 2010 and 2009 was as follows (in 000s):

	2010	2009
	Loss Recognized on	Loss Recognized on
Derivatives not designated as hedging instruments	Derivative	Derivatives
Interest rate swaps	$294	$7,702
(7)	Fair Value
Measurements
     Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows (in 000s):

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities from interest rate derivatives (a)	$33,673	$—	$33,673	$—
Assets from interest rate derivatives (a)	293	—	293	—

(a)	The Company’s interest rate derivative instruments are not traded on a market exchange and therefore the fair values are determined using valuation models which include assumptions about interest rates and the Company’s and the counterparty’s credit risk based on those observed in the underlying markets (LIBOR swap rate).
     As of December 31, 2010, no assets or liabilities were measured at fair value on a nonrecurring basis.
(8)	Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) components as of December 31, 2010 were as follows:

	Foreign		Accumulated Other
	Currency	Fair Market Value	Comprehensive
	Translation	of Cash Flow Hedges	Income (Loss)
	(in 000s)
Balance at December 31, 2009	$15,967	$(21,772)	$(5,805)
Foreign currency translation	5,755	—	5,755
Change in fair value of cash flow hedges, net of tax	—	2,142	2,142

Balance at December 31, 2010	$21,722	$(19,630)	$2,092

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(9)	Common Stock
     Common Stock
     The Company has authorized 1,000 shares of no-par common stock. At December 31, 2010 there were 1,000 shares issued and outstanding. All shares are owned by RSC Holdings II, LLC.
     The Company’s ability to pay dividends to holders of common stock is limited as a practical matter by the Senior ABL Facilities, the Second Lien Facility and the indentures governing the Notes. In addition, if the contingent earn-out notes are issued, the Company’s ability to pay dividends will be restricted by its obligation to make certain mandatory prepayments to the holders of such notes.
(10)	Insurance Recoveries
     During 2010, the Company recorded losses of $0.9 million for flood damage to the Company’s rental equipment and property located in Nashville, Tennessee. The Company recorded a receivable due from the Company’s casualty insurance carrier with an offsetting reduction to expense for the amount of the loss incurred. During 2010, the Company received proceeds of $1.7 million related to this matter, of which $0.9 million was applied against the receivable with the remaining $0.8 million recognized as a gain within other operating gains, net in the consolidated statement of operations for the year ended December 31, 2010. During 2010, the Company also received $2.6 million of insurance recoveries for hurricane damage to the Company’s rental equipment and property during 2008. The gain was recognized within other operating gains, net in the consolidated statement of operations for the year ended December 31, 2010. During 2009, the Company received $7.1 million of insurance proceeds related to the hurricane matter, of which $6.9 million was applied against the receivable with the remaining $0.2 million recognized as a gain, within other operating gains, net in the consolidated statement of operations for the year ended December 31, 2009. The gains on the recoveries described above represent the difference between the replacement value of certain assets and their carrying values. Recoveries in excess of costs are considered gain contingencies and are not recognized until they are received.
(11)	Income Taxes
     The components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in 000s)
Domestic federal:
Current	$(44,893)	$386	$18,441
Deferred	1,738	(32,521)	41,032

	(43,155)	(32,135)	59,473

Domestic state:
Current	1,073	(372)	8,326
Deferred	(4,285)	(3,930)	1,583

Total domestic	(46,367)	(36,437)	69,382

Foreign federal:
Current	2,798	(7)	4,399
Deferred	(150)	(881)	(842)

Total foreign	2,648	(888)	3,557

	$(43,719)	$(37,325)	$72,939

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     A reconciliation of the (benefit) provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to (loss) income before (benefit) provision for income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
		(in 000s)
Computed tax at statutory tax rate	$(41,032)	$(33,839)	$68,400
Permanent items	613	735	1,017
State income taxes, net of federal tax benefit	(3,330)	(2,625)	8,076
Difference between federal statutory and foreign tax rate	(596)	(242)	(862)
Change in tax reserves	536	442	(489)
Change in estimated tax rates	(119)	(2,680)	(3,241)
Expiration of stock appreciation rights	—	946	—
Expiration of stock options	263	—	—
Other	(54)	(62)	38

(Benefit) provision for income taxes	$(43,719)	$(37,325)	$72,939

     The Company’s investment in its foreign subsidiary is permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. Under GAAP, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Total undistributed earnings at December 31, 2010 and 2009 were $66.0 million and $59.1 million, respectively. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country. A hypothetical calculation of the deferred tax liability assuming that earnings were repatriated is not practicable.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at:

	December 31,
	2010	2009
	(in 000s)
Deferred tax assets:
Accruals	$21,164	$23,028
Federal credits	154	—
Federal tax benefit of state reserves	343	302
Deferred financing costs (derivative)	12,550	13,920
State credits	839	839
Net operating loss	78,478	23,653

Total deferred tax assets (a)(b)	113,528	61,742

Deferred tax liabilities:
Intangibles	64,542	55,884
Capitalized leases	1,455	1,289
Property and equipment	342,711	303,802
Foreign	9,809	9,466
Deferred financing costs	7,961	4,046

Total deferred tax liabilities	426,478	374,487

Net deferred tax liability	$312,950	$312,745

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)	Current deferred tax assets of approximately $17.9 million and $43.7 million were included in the consolidated balance sheets at December 31, 2010 and 2009, respectively.

(b)	Noncurrent deferred tax assets of approximately $95.6 million and $18.0 million were included in the consolidated balance sheets at December 31, 2010 and 2009, respectively.
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
     The Company files income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2007 or state and local income tax examinations by tax authorities for years before 2005. With few exceptions, the Company is no longer subject to Canadian income tax examinations by tax authorities for years before 2005. During the fourth quarter of 2010, the IRS commenced an examination of the Company’s federal income tax return for the tax year ending December 31, 2009.
     During 2010, the Company released $1.1 million and $0.3 million unrecognized tax benefits and accrued interest and penalties, respectively, due to the lapse of statute of limitations. Additionally, the Company released $1.1 million in unrecognized tax benefits related to prior years. Furthermore, the Company’s unrecognized tax benefits and accrued interest and penalties were increased by approximately $0.3 million and $0.05 million respectively during 2010 due to unrecognized tax benefits identified during 2010.

Unrecognized Tax
Benefits
(in 000s)
Balance at January 1, 2010	$6,660
Additions based on tax positions related to the prior year	259
Reductions based on tax positions related to prior years	(1,046)

Balance at December 31, 2010	$5,873

     The total amount of unrecognized tax benefits as of December 31, 2010 and as of December 31, 2009 was approximately $5.9 million and $6.7 million, respectively. Of the unrecognized tax benefits, $5.4 million, if recognized, would affect the effective tax rate. The Company anticipates that the total amount of unrecognized tax benefits will decrease by $0.3 million over the next twelve months. The total amount of accrued interest and penalties as of December 31, 2010 and as of December 31, 2009 was approximately $1.1 million and $0.7 million, respectively.
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
     Unrecognized tax benefits and associated interest and penalties of $0.7 million as of December 31, 2010 and $0.6 million as of December 31, 2009 are indemnified by Atlas through a separate agreement with Atlas (“Indemnified Positions”). The Company has established a receivable on its financial statements for these positions. Any future increase or decrease to the Indemnified Positions would result in a corresponding increase or decrease to its receivable balance from Atlas (“Indemnification Receivable”) and would not have an effect on the Company’s income tax expense. Unrecognized tax benefits and the associated interest and penalties of $6.3 million as of December 31, 2010 and $6.7 million as of December 31, 2009 are uncertain tax positions not related to the Indemnified Positions (“Un-indemnified Positions”). Interest and penalties associated with the Un-indemnified Positions are recorded as part of income tax expense.
(12) Commitments and Contingencies
     At December 31, 2010, the Company had total available irrevocable letters of credit facilities outstanding of $59.4 million. Such irrevocable commercial and standby letters of credit facilities support various agreements, leases, and insurance policies. The total outstanding letters of credit include amounts with various suppliers that guarantee payment of rental equipment purchases upon reaching the specified payment date.
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
(13) Leases
Included in property and equipment in the consolidated balance sheets are the following assets held under capital leases at:

	December 31,
	2010	2009
	(in 000s)
Leased equipment	$195,351	$183,225
Less accumulated depreciation and amortization	(113,787)	(95,053)

Leased equipment	$81,564	$88,172

     Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2018 at variable interest rates. Capital lease obligations amounted to $77.8 million and $84.8 million at December 31, 2010 and 2009, respectively.
     The Company also rents equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases amounted to $53.8 million, $51.4 million and $52.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Future minimum lease payments, by year and in the aggregate, for capital leases are as follows at:

December 31,
(in 000s)
2011	$26,279
2012	20,243
2013	15,477
2014	9,927
2015	4,784
Thereafter	3,986

Total minimum lease payments	$80,696

Less amount representing interest (1.43% at December 31, 2010)	(2,908)

Capital lease obligations	$77,788

     Future minimum lease payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more are as follows at:

December 31,
(in 000s)
2011	$53,761
2012	45,105
2013	29,025
2014	17,837
2015	11,623
Thereafter	13,354

Total minimum lease payments	$170,705

Less amount representing executed subleases	(4,391)

Total minimum lease payments, net of subleases	$166,314

(14) Legal and Insurance Matters
     The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, and insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has recorded accrued liabilities of $29.2 million and $30.0 million at December 31, 2010 and 2009, respectively, to cover the uninsured portion of estimated costs arising from these pending claims and other potential unasserted claims. The Company records claim recoveries from third parties when such recoveries are certain of being collected.
(15) Affiliated Company Transactions
     Sales and rentals to Atlas of $206,000, $419,000 and $39,000 in 2010, 2009 and 2008, respectively, are included in revenues in the accompanying consolidated statements of operations. Amounts paid to Atlas for rental equipment and other purchases and for equipment rental were $46.4 million, $14.5 million and $21.9 million in 2010, 2009 and 2008, respectively. Amounts payable to Atlas were $22.0 million and $5.0 million at December 31, 2010 and 2009, respectively.
     As part of the Recapitalization, Atlas assumed certain liabilities of the Company existing on the closing date, including tax liabilities for personal property and real estate. Additionally, Atlas agreed to indemnify the Company of any and all liabilities for income taxes which are imposed on the Company for a taxable period prior to the closing date of the Recapitalization. As the legal obligation for any such payments still resides with the Company, on the date of the Recapitalization, the Company recorded a receivable for any recorded liabilities to be paid by Atlas. At December 31, 2010 and 2009, the Company had receivables of $0.6 million and $0.9 million, respectively, for such amounts, which are recorded within other long-term assets in the consolidated balance sheets.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     The Company has a cost reimbursement agreement with the Sponsors pursuant to which they will be reimbursed for expenses incurred in connection with their provision of certain advisory and other services. For the year ended December 31, 2009, the Company paid the Sponsors approximately $12,000 under this agreement. In the year ended December 31, 2010, there were no payments made to the Sponsors.
(16) Employee Benefit Plans
     The Company currently sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company also sponsors a defined contribution pension plan for the benefit of full-time employees of its Canadian subsidiary. Under these plans, the Company matches a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $5.7 million, $5.5 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     The Company sponsors a deferred compensation plan whereby amounts earned and contributed by an employee are invested and held in a Company created “rabbi trust”. Rabbi trusts are employee directed and administered by a third party. As the assets of the trust are available to satisfy the claims of general creditors in the event of Company bankruptcy, the amounts held in the trust are accounted for as an investment and a corresponding liability in the accompanying consolidated balance sheets and amounted to $2.3 million and $2.2 million at December 31, 2010 and 2009, respectively.
(17) Share-Based Compensation Plans
     Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values. The Company did not grant any employee stock options prior to the Recapitalization in November 2006.
     Stock Incentive Plan
     The RSC Holdings Inc. Amended and Restated Stock Incentive Plan, (the “Plan”) provides for the grant of non qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, deferred shares and common shares for purchase by the Company’s eligible employees and directors. The Board of Directors administers the Plan, which was adopted in December 2006 and amended and restated in May 2007 and April 2008. In April 2008, the Plan was amended to provide for the issuance of an additional 3,600,000 shares. There are 10,982,943 shares of common stock authorized under the Plan of which 3,297,545 remain available at December 31, 2010. The exercise price for stock options granted under the Plan will be no less than market value on the date of grant. Options granted under the Plan generally vest ratably over a four or five-year service period and have ten-year contractual terms. In addition to the service based options, RSC Holdings also granted performance based options in 2006 with equivalent terms to those described above except that the annual vesting is contingent on the Company achieving certain defined performance targets. In April 2010, the Board of Directors approved the Long-Term Incentive Equity Awards (“LTI”) to certain officers of the Company. The LTI consists of a combination of performance-based restricted stock units, time-based restricted stock units, and premium priced stock options.
     Accounting for Stock Options
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

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2010	2009	2008
Expected volatility	67.7%	68.0%	51.1%
Dividend yield	—	—	—
Expected term (in years)	5.9	5.2	4.4
Risk-free interest rate	2.8%	2.4%	1.8%
Weighted average grant date fair value of options granted	$4.47	$4.55	$3.43
     The following table summarizes stock option activity:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(Years)	(in 000s)
Outstanding January 1, 2008	4,903,392	$7.58
Granted	2,029,507	7.99
Exercised	(225,751)	6.52
Forfeited or expired	(982,826)	7.84

Outstanding December 31, 2008	5,724,322	7.72
Granted	838,400	7.74
Exercised	(39,235)	6.52
Forfeited or expired	(634,413)	7.80

Outstanding December 31, 2009	5,889,074	7.73
Granted	761,041	10.28
Exercised	(138,517)	6.85
Forfeited or expired	(860,486)	8.18

Outstanding December 31, 2010	5,651,112	8.03	7.2	$12,524

Exercisable at December 31, 2010	2,732,319	7.77	6.6	$6,720
     A total of 138,517 options were exercised in the year ended December 31, 2010 and the Company received cash of $0.9 million. The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of December 31, 2010. The aggregate intrinsic value of the options exercised during the year was $0.2 million.
     The Company recognizes compensation expense on stock options, adjusted for expected forfeitures, on a straight-line basis over the requisite service or performance period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Total compensation expense recognized for stock options in the years ended December 31, 2010, 2009 and 2008 was $2.6 million, $3.9 million and, $2.8 million, respectively. As of December 31, 2010, the Company had $10.7 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     Accounting for Restricted Stock Units
     The fair value for all restricted stock units (“RSUs”) granted to employees and the Company’s independent directors is equal to the market value of the shares at the date of grant and is amortized over the requisite service or performance period. During the years ended December 31, 2010, 2009, and, 2008 the Company recognized compensation expense on restricted stock units of $1.2 million, $0.3 million and $0.2 million, respectively. As of December 31, 2010, the Company had $3.1 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.
     Performance-based restricted stock units granted to key employees vest upon certification by the Company achieving certain defined performance targets. Vesting of time-based restricted stock units is contingent upon the employees’ continued service through the specified vest date. The Company’s three independent Directors were granted restricted stock units which are fully vested and outstanding at December 31, 2010.
     The following table summarizes restricted stock units activity:

		Weighted-Average
		Remaining
		Contractual	Aggregate Intrinsic
		Term	Value
Restricted Stock Units	Shares	(Years)	(in 000s)
Outstanding at January 1, 2008	4,000
Granted	18,003
Released	—
Forfeited	—

Outstanding at December 31, 2008 (a)	22,003
Granted	41,616
Released	—
Forfeited	—

Outstanding at December 31, 2009 (a)	63,619
Granted	580,155
Released	—
Forfeited	—

Outstanding at December 31, 2010 (a)	643,774	2.5	$6,270

(a)	The outstanding balance includes all RSUs unvested and or unreleased at the end of each year. For the years ending December 31, 2010, 2009 and 2008, the Company’s three independent board members were granted 73,710, 41,616 and 18,003 RSUs which vested and remain unreleased and outstanding until they no longer serve on the Company’s Board of Directors.

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
     The Company operates in the United States and Canada. Revenues are attributable to countries based on the location of the customers. The information presented below shows geographic information relating to revenues from external customers:

	Years Ended December 31,
	2010	2009	2008
		(in 000s)
Revenues from external customers:
Domestic	$1,155,854	$1,216,259	$1,667,218
Foreign	78,570	67,195	97,951

Total	$1,234,424	$1,283,454	$1,765,169

     The information presented below shows geographic information relating to rental equipment and property and equipment at:

	December 31,
	2010	2009
	(in 000s)
Rental equipment, net:
Domestic	$1,253,862	$1,311,775
Foreign	82,562	73,224

Total	$1,336,424	$1,384,999

Property and equipment, net:
Domestic	$104,057	$115,279
Foreign	6,722	7,918

Total	$110,779	$123,197

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(19) Selected Unaudited Quarterly Financial Data (in 000s, except per share amounts)

	Three months ending
2010	March 31	June 30	September 30	December 31
Total revenues	$260,740	$300,997	$333,784	$338,903
Gross profit	32,092	57,840	83,568	84,609
Loss before benefit for income taxes	(60,959)	(35,271)	(9,964)	(11,041)
Net loss available for common stockholders	(37,828)	(22,115)	(6,422)	(7,151)
Net loss per common share:
Basic and diluted	(37.83)	(22.12)	(6.42)	(7.15)

	Three months ending
2009	March 31	June 30	September 30	December 31
Total revenues	$351,273	$326,558	$315,564	$290,059
Gross profit	72,579	72,189	69,682	56,975
Loss before benefit for income taxes	(21,177)	(16,517)	(12,869)	(46,122)
Net loss available for common stockholders	(13,504)	(11,490)	(5,835)	(28,531)
Net loss per common share:
Basic and diluted	(13.50)	(11.49)	(5.84)	(28.53)
     Diluted net loss per common share for each of the quarters presented above is based on the respective weighted average number of common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year diluted net loss per common share amounts.
(20) Subsequent Events
     $650.0 million Senior Unsecured Notes Offering
     On January 19, 2011, the Company completed a private offering of $650.0 million aggregate principal amount of 8.25% senior unsecured notes due February 2021 (the ‘‘2021 Notes”). The proceeds from the sale of the 2021 Notes were used to repay the outstanding balance on the Company's Second Lien Term Facility, which totaled $479.4 million plus accrued interest of $0.7 million as of January 19, 2011, redeem on February 21, 2011 a portion of the 2014 Notes as described below, settle the Company's outstanding interest rate swap obligations, which totaled $35.1 million as of January 19, 2011, and pay approximately $13.0 million in transaction costs. The transaction costs were capitalized and are being amortized over the term of the 2021 Notes. On January 18, 2011, the Company sent a notice of its election to redeem $117.0 million of the aggregate principal of the 2014 Notes to the trustee, who distributed to the holders, and such redemption will occur on February 21, 2011. In addition to the repayment of the $117.0 million of the aggregate principal of the Company's 2014 Notes, the Company will pay accrued interest of $2.5 million and incur a call premium of $5.6 million, which will be funded with the remaining proceeds from the 2021 Notes and in part from a draw on the Company's New Senior ABL Revolving Facility. As a result of the Second Lien Term Facility repayment and the partial repayment of the 2014 Notes, the Company will expense $7.3 million of unamortized deferred financing costs, which together with the $5.6 million in call premiums, will be characterized as a loss on extinguishment of debt in 2011. The settlement of the Company's interest rate swaps resulted in a charge of $33.9 million, which will be characterized as interest expense in 2011.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     New Senior ABL Revolving Facility
     On February 9, 2011, the Company entered into the New Senior ABL Revolving Facility, which replaced its Old Senior ABL Revolving Facility, and borrowed $383.0 million of loans under the New Senior ABL Revolving Facility. The proceeds of these loans were used to repay the outstanding balance on the Company's Old Senior ABL Revolving Facility, which totaled $370.2 million plus accrued interest and other fees of $1.1 million, and to pay $11.0 million in transaction costs including legal fees. The transaction costs were capitalized and are being amortized over the term of the New Senior ABL Revolving Facility. The Company's New Senior ABL Revolving Facility, which is due February 2016, provides commitments for additional aggregate borrowings of approximately $1,100.0 million subject to, among other things, the Company's maintenance of a sufficient borrowing base under such facility. The borrowing base reporting requirements that the Company is subject to, under the New Senior ABL Revolving Facility are substantially similar to those under the Old Senior ABL Revolving Facility.