Form 10-Q
period 2011-06-30
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2011-07-21
CIK 1406578, 1406579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
As of July 15, 2011, there were 1,000 shares of no par value Common Stock outstanding.

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
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. Factors that could cause actual results or outcomes to differ materially from those projected include, but are not limited to, the following:
•	the effect of a further economic downturn or other factors resulting in a decline in non-residential construction, non-construction maintenance, capital improvements and capital investment;
•	intense rental rate price pressure from competitors, some of whom are heavily indebted and may significantly reduce their prices to generate cash to meet debt covenants; from contractor customers, some of whom are bidding contracts at cost or below to secure work for their remaining best employees; from industrial customers who generally are experiencing profitability shortfalls in the current economic climate and in return are asking all of their most significant suppliers for price reductions and cost reduction ideas;
•	the rental industry’s ability to continue to sell used equipment through both the retail and auction markets at prices sufficient to enable us to maintain orderly liquidation values that support our borrowing base to meet our minimum availability and to avoid covenant compliance requirements for leverage and fixed charge coverage contained in our New Senior ABL Revolving Facility;
•	our ability to comply with our debt covenants;
•	risks related to the credit markets’ willingness to continue to lend to borrowers with a B rating;
•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;
•	the effect of changes in laws and regulations, including those relating to employment legislation, the environment and customer privacy, among others;
•	fluctuations in fuel and, or supply costs;
•	heavy reliance on centralized information technology systems;
•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others; and
•	the other factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q under the caption “Risk Factors.”
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
RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$37,763	$3,510
Accounts receivable, net of allowance for doubtful accounts of $7,925 and $7,009 at June 30, 2011 and December 31, 2010, respectively	252,751	228,532
Inventory	15,301	14,171
Deferred tax assets, net	10,176	17,912
Prepaid expense and other current assets	13,314	13,798

Total current assets	329,305	277,923

Rental equipment, net of accumulated depreciation of $1,114,808 and $1,089,843 at June 30, 2011 and December 31, 2010, respectively	1,504,511	1,336,424
Property and equipment, net of accumulated depreciation of $218,437 and $208,495 at June 30, 2011 and December 31, 2010, respectively	111,237	110,779
Goodwill and other intangibles, net	938,921	939,302
Deferred financing costs	56,425	44,205
Other long-term assets	9,161	9,342

Total assets	$2,949,560	$2,717,975

Liabilities and Stockholders’ Deficit
Accounts payable	$384,207	$193,819
Accrued expenses and other current liabilities	124,869	119,608
Current portion of long-term debt	25,231	25,294

Total current liabilities	534,307	338,721

Long-term debt	2,143,139	2,043,887
Deferred tax liabilities, net	304,954	330,862
Other long-term liabilities	26,330	41,782

Total liabilities	3,008,730	2,755,252

Commitments and contingencies

Common stock, no par value, (1,000 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010)	298,433	293,462
Accumulated deficit	(383,196)	(332,831)
Accumulated other comprehensive income	25,593	2,092

Total stockholders’ deficit	(59,170)	(37,277)

Total liabilities and stockholders’ deficit	$2,949,560	$2,717,975

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Equipment rental revenue	$315,696	$259,734	$587,471	$481,947
Sale of merchandise	13,126	13,270	25,778	24,691
Sale of used rental equipment	38,306	27,993	80,799	55,099

Total revenues	367,128	300,997	694,048	561,737

Cost of revenues:
Cost of equipment rentals, excluding depreciation	157,706	141,948	306,682	271,240
Depreciation of rental equipment	73,959	67,398	144,848	134,043
Cost of merchandise sales	8,589	9,880	17,031	17,954
Cost of used rental equipment sales	25,785	23,931	56,755	48,568

Total cost of revenues	266,039	243,157	525,316	471,805

Gross profit	101,089	57,840	168,732	89,932

Operating expenses:
Selling, general and administrative	43,483	35,007	85,201	70,719
Depreciation and amortization of non-rental equipment and intangibles	10,691	9,910	20,916	19,967
Other operating gains, net	(964)	(138)	(1,683)	(2,450)

Total operating expenses, net	53,210	44,779	104,434	88,236

Operating income	47,879	13,061	64,298	1,696
Interest expense, net	46,984	48,233	128,943	98,026
Loss on extinguishment of debt	—	—	15,342	—
Other (income) expense, net	(169)	99	(506)	(100)

Income (loss) before (provision) benefit for income taxes	1,064	(35,271)	(79,481)	(96,230)
(Provision) benefit for income taxes	(997)	13,156	29,116	36,287

Net income (loss)	$67	$(22,115)	$(50,365)	$(59,943)

Weighted average shares outstanding used in computing net income (loss) per common share:
Basic and diluted	1,000	1,000	1,000	1,000

Net income (loss) per common share:
Basic and diluted	$.07	$(22.12)	$(50.37)	$(59.94)

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(50,365)	$(59,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	165,764	154,010
Amortization of deferred financing costs	5,103	6,348
Amortization of original issue discount	606	543
Share-based compensation expense	3,168	2,258
Gain on sales of rental and non-rental property and equipment, net of non-cash write-offs	(25,250)	(5,325)
Deferred income taxes	(31,045)	(37,442)
Gain on settlement of insurance property claims	—	(1,736)
Loss on extinguishment of debt	15,342	—
Interest expense, net on ineffective hedge	(104)	33
Changes in operating assets and liabilities:
Accounts receivable, net	(23,459)	(15,304)
Inventory	(1,100)	877
Other assets	402	5,389
Accounts payable	191,813	122,854
Accrued expenses and other liabilities	22,268	(2,669)

Net cash provided by operating activities	273,143	169,893

Cash flows from investing activities:
Purchases of rental equipment	(367,347)	(146,966)
Purchases of property and equipment	(4,783)	(1,635)
Proceeds from sales of rental equipment	80,799	55,099
Proceeds from sales of property and equipment	3,204	1,652
Insurance proceeds from rental equipment and property claims	—	1,736

Net cash used in investing activities	(288,127)	(90,114)

Cash flows from financing activities:
Proceeds from Old Senior ABL Revolving Facility	72,000	84,000
Proceeds from New Senior ABL Revolving Facility	407,000	—
Proceeds from issuance of 2021 Notes	650,000	—
Payments on Old Senior ABL Revolving Facility	(376,195)	(141,000)
Payments on New Senior ABL Revolving Facility	(61,000)	—
Payments on 2014 Notes	(117,000)	—
Payments for call premium on 2014 Notes	(5,562)	—
Payments on Second Lien Term Facility	(479,395)	—
Payments on capital leases and other debt	(14,329)	(15,969)
Payments for deferred financing costs	(27,070)	(1,109)
Capital contributions from RSC Holdings	1,803	308
Decrease in outstanding checks in excess of cash balances	(1,922)	—

Net cash provided by (used in) financing activities	48,330	(73,770)

Effect of foreign exchange rates on cash	907	485

Net increase in cash and cash equivalents	34,253	6,494
Cash and cash equivalents at beginning of period	3,510	4,535

Cash and cash equivalents at end of period	$37,763	$11,029

See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$107,609	$93,354
Cash paid (received) for taxes, net	2,490	(73)
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$17,501	$8,043
Accrued deferred financing costs	358	254
See accompanying notes to the unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
  Business and Basis of Presentation
     Description of Business
     RSC Holdings III, LLC and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. The Company is a wholly owned subsidiary of RSC Holdings Inc. (“RSC Holdings”). RSC Holdings III, LLC is a limited liability company that does not have a Board of Directors, its business and affairs are managed by the Board of Directors of RSC Holdings, its ultimate parent. At June 30, 2011, the Company’s total assets were $2,949.6 million, of which 94.8% and 5.2% were employed in the Company’s U.S. and Canadian operations, respectively. For the six months ended June 30, 2011, the Company generated approximately 84.6% of its revenues from equipment rentals, and it derived the remaining 15.4% of its revenues from sales of used rental equipment, merchandise and other related items.
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
  Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter in 2012. The adoption of this amendment will result in a change to the Company’s current presentation of comprehensive income.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, which for the Company is calendar year 2012. These changes are required to be applied prospectively. The Company does not anticipate that the adoption of these amendments will have a material impact on its financial condition or results of operations.
     In December 2010, the FASB issued an update to the existing guidance for goodwill and other intangible assets. The update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which for the Company is the fourth quarter of 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial condition, results of operations or cash flows.
     In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which for the Company is calendar year 2011. The guidance did not have an impact on the Company’s disclosures for the six months ended June 30, 2011.
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
     The fair values of the Company’s 2014 Senior Unsecured Notes (the “2014 Notes”), the 2017 Senior Secured Notes (the “2017 Notes”), 2019 Senior Unsecured Notes (the “2019 Notes”) and the 2021 Senior Unsecured Notes (the “2021 Notes”) (collectively the “Notes”) are based on quoted market prices. The fair value of the Company’s New Senior ABL Revolving Facility is estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The fair value of capital lease obligations approximates the carrying value due to the fact that the underlying instruments include provisions to adjust interest rates to approximate fair market value.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     See Note 5 for additional fair market information related to debt instruments and Note 7 for additional information about measuring the fair value of assets and liabilities.
(3) Accumulated Other Comprehensive Income
     Accumulated other comprehensive income (loss) components as of June 30, 2011 were as follows:

			Accumulated
	Foreign	Fair Market	Other
	Currency	Value of Cash	Comprehensive
	Translation	Flow Hedges	Income
		(in 000s)
Balance at December 31, 2010	$21,722	$(19,630)	$2,092
Foreign currency translation	3,871	—	3,871
Change in fair value of cash flow hedges, net of tax	—	19,630	19,630

Balance at June 30, 2011	$25,593	$—	$25,593

     Comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in 000s)
Net income (loss)	$67	$(22,115)	$(50,365)	$(59,943)
Currency translation adjustments	635	(3,622)	3,871	(55)
Change in fair value of cash flow hedges, net of tax	—	(101)	19,630	33

Comprehensive income (loss)	$702	$(25,838)	$(26,864)	$(59,965)

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
     During the six months ended June 30, 2011, the Company closed or consolidated ten locations. During the year ended December 31, 2010, the Company closed or consolidated 12 locations. The closed location reserves at June 30, 2011 and December 31, 2010, consist primarily of employee termination costs, costs to terminate operating leases prior to the end of their contractual lease term and estimated costs that will continue to be incurred under operating leases that have no future economic benefit to the Company. Freight costs to transport fleet from closed locations to other locations and the write-off of leasehold improvements are expensed as incurred. Except in instances where a lease settlement agreement has been negotiated with a landlord, costs recognized to terminate operating leases before the end of their contractual term represent the estimated fair value of the liability at the cease-use date. The fair value of the liability is determined based on the present value of remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property even if the Company does not intend to enter into a sublease. Although the Company does not expect to incur additional material charges for location closures occurring prior to June 30, 2011, additional charges are possible to the extent that actual future settlements differ from the Company’s estimates. The Company cannot predict the extent of future location closures or the financial impact of such closings, if any.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Closed location charges (to be cash settled) by type and a reconciliation of the associated accrued liability were as follows (in 000s):

	Lease Exit and	Employee	Other
	Other Related	Termination	Exit
	Costs (a)	Costs (b)	Costs (c)	Total

Closed location reserves at December 31, 2010	$(4,265)	$—	$—	$(4,265)
Charges incurred to close locations	(1,111)	(59)	(62)	(1,232)
Cash payments	1,379	54	62	1,495
Adjustments to reserve	(122)	—	—	(122)

Closed location reserves at June 30, 2011	$(4,119)	$(5)	$—	$(4,124)

(a)	Lease exit and other related costs are included within cost of equipment rentals in the condensed consolidated statements of operations. The lease exit portion of the closed location reserves at June 30, 2011 are expected to be paid over the remaining contractual term of the leases, which range from three to 81 months.

(b)	Employee termination costs primarily consist of severance payments and related benefits. For the six months ended June 30, 2011, these costs are included within cost of equipment rentals in the condensed consolidated statement of operations.

(c)	Other exit costs include costs incurred primarily to transport fleet from closed locations to other locations. These costs are included within cost of equipment rentals in the condensed consolidated statements of operations.
     During the six months ended June 30, 2011, the Company also recognized $0.8 million of other severance costs not directly associated with location closures. Of the additional severance expense recognized, $0.6 million is included within cost of equipment rentals and $0.2 million is included within selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.
(5) Debt
     Debt consists of the following at:

			June 30,		December 31,
			2011		2010
			Unamortized
			Deferred
	Interest	Maturity	Financing
	Rate (a)	Date	Costs	Debt	Debt
				(in 000s)
New Senior ABL Revolving Facility	2.69%	Feb. 2016	$20,999	$346,000	$—
Old Senior ABL Revolving Facility	n/a	(b)	—	—	304,195
Second Lien Term Facility	n/a	(c)	—	—	479,395
2014 Notes	9.50%	Dec. 2014	8,618	503,000	620,000
2017 Notes	10.50%	Jul. 2017	7,896	400,000	400,000
2019 Notes	10.50%	Nov. 2019	4,728	200,000	200,000
2021 Notes	8.25%	Feb. 2021	14,184	650,000	—
Capitalized lease obligations (d)	1.80%	Various	—	80,961	77,788

Total			$56,425	2,179,961	2,081,378

Original issue discounts (e)	n/a	n/a		(11,591)	(12,197)

Total				$2,168,370	$2,069,181

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(a)	Estimated interest rate presented is the effective interest rate as of June 30, 2011 including the effect of original issue discounts, where applicable, and excluding the effects of deferred financing costs.

(b)	In February 2011, the Company repaid the outstanding balance of the Old Senior ABL Revolving Facility and replaced it with the New Senior ABL Revolving Facility due February 2016. As a result, the Company classified the outstanding balance on the Old Senior ABL Revolving Facility as long-term debt at December 31, 2010. Had the Company not entered into the New Senior ABL Revolving Facility, $78.4 million of the outstanding balance on the Old Senior ABL Revolving Facility at December 31, 2010 would have been due November 2011 with the remaining $225.8 million due August 2013. See “New Senior ABL Revolving Facility” below for additional information.

(c)	In January 2011, the Company repaid the $479.4 million outstanding balance on the Second Lien Term Facility using proceeds received from the sale of the 2021 Notes. See “$650.0 million Senior Unsecured Notes Offering” below for additional information.

(d)	Capital leases include $25.2 million and $55.8 million of obligations that are classified as current and long-term debt, respectively, at June 30, 2011.

(e)	The original issue discounts represent the unamortized difference between the $400.0 million aggregate principal amount of the 2017 Notes and the proceeds received upon issuance and the unamortized difference between the $200.0 million aggregate principal amount of the 2019 Notes and the proceeds received upon issuance.
     As of June 30, 2011, the Company had $641.1 million available for borrowing under the New Senior ABL Revolving Facility. A portion of the New Senior ABL Revolving Facility is available for the issuance of letters of credit and swingline loans, which are seven day loans that can be drawn on the same day as requested for an amount not to exceed $25.0 million. The Company is in compliance with all applicable debt covenants as of June 30, 2011.
     As of June 30, 2011, the estimated fair value of the Company’s debt was as follows (in 000s):

Fair Value
New Senior ABL Revolving Facility	$346,000
2014 Notes	518,090
2017 Notes	450,000
2019 Notes	221,000
2021 Notes	648,375
Capitalized lease obligations	80,961

Total	$2,264,426

     $650.0 million Senior Unsecured Notes Offering
     On January 19, 2011, the Company completed a private offering of $650.0 million aggregate principal amount of 8.25% senior unsecured notes due February 2021 (the “2021 Notes”). The proceeds from the sale of the 2021 Notes were used to repay the outstanding balance on the Company’s Second Lien Term Facility, which totaled $479.4 million plus accrued interest of $0.7 million, redeem a portion of the 2014 Notes as described below, settle the Company’s outstanding interest rate swap obligations of $35.1 million and pay a portion of the transaction costs incurred with the issuance of the 2021 Notes. The transaction costs, which totaled $14.6 million, were capitalized as deferred financing costs and are being amortized to interest expense over the term of the 2021 Notes using the effective interest rate method. On February 21, 2011, the Company redeemed $117.0 million of aggregate principal of the Company’s 2014 Notes, paid accrued interest of $2.5 million on the 2014 Notes and incurred a call premium of $5.6 million, which was funded with the remaining proceeds from the 2021 Notes and in part from a draw on the Company’s New Senior ABL Revolving Facility. As a result of the Second Lien Term Facility repayment and the partial repayment of the 2014 Notes, the Company expensed $7.3 million of unamortized deferred financing costs, which together with the $5.6 million in call premiums, is characterized as a loss on extinguishment of debt in the condensed consolidated statement of operations for the six months ended June 30, 2011. The settlement of the Company’s interest rate swaps resulted in a charge of $33.9 million, which is characterized as interest expense in the condensed consolidated statement of operations for the six months ended June 30, 2011.
     During the six months ended June 30, 2011, the Company initiated and completed an exchange offer where the holders of the 2021 Notes could exchange such unregistered notes for new, registered notes. The terms of the new, registered notes offered in the exchange offer are identical in all material respects to the terms of the

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
unregistered notes, except that the new notes are registered under the Securities Act of 1933 and do not contain restrictions on transfer.
     New Senior ABL Revolving Facility
     On February 9, 2011, the Company entered into the New Senior ABL Revolving Facility, which replaced its Old Senior ABL Revolving Facility, and borrowed $383.0 million of loans under the New Senior ABL Revolving Facility. The proceeds of these loans were used to repay the outstanding balance on the Company’s Old Senior ABL Revolving Facility, which totaled $370.2 million plus accrued interest and other fees of $1.1 million, and to pay a portion of transaction costs including legal fees. Total transaction costs of $12.3 million were capitalized as deferred financing costs and are being amortized to interest expense over the term of the New Senior ABL Revolving Facility. In addition, the Company wrote off $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which is included in the loss on extinguishment of debt in the condensed consolidated statement of operations for the six months ended June 30, 2011. The Company’s New Senior ABL Revolving Facility, which is due February 2016, provides commitments for aggregate borrowings of approximately $1,100.0 million subject to, among other things, the Company’s maintenance of a sufficient borrowing base under such facility. The borrowing base reporting requirements that the Company is subject to, under the New Senior ABL Revolving Facility are substantially similar to those under the Old Senior ABL Revolving Facility.
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
     The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. An assessment of the effectiveness of derivative instruments designated as cash flow hedges is performed on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive income (loss) for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the liabilities for derivatives qualifying as cash flow hedges totaled $104,000 at December 31, 2010. As previously described, the

RSC HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Company settled all interest rate swaps in effect at December 31, 2010 on January 19, 2011. The Company does not have any outstanding interest rate swaps as of June 30, 2011. In connection with the Company’s interest rate swap settlements, the Company paid $35.1 million of which $33.9 million was recognized as interest expense in the six months ended June 30, 2011. The difference of $1.2 million was recognized as interest expense in November 2009 when certain of the Company’s interest rate swaps were de-designated as cash flow hedges.
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
     The fair value of liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments designated as hedging instruments and recognized within accumulated other comprehensive income (loss) (“OCIL”) were as follows (in 000s):

	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
			Loss in	Loss in
	Fair	Fair	Accumulated	Accumulated
	Value of	Value of	OCIL	OCIL
Derivative Type	Swap Liabilities	Swap Liabilities	(Net of Tax)(a)	(Net of Tax)
Interest rate swaps designated as hedges	n/a	$32,285	n/a	$19,630

Interest rate swaps not designated as hedges	n/a	$1,388	n/a	n/a

(a)	The Company settled its interest rate swaps and reverse swaps in January 2011 and in doing so reclassified all related losses in accumulated other comprehensive income (loss) into earnings.
     The effect of derivative instruments on comprehensive loss for the six months ended June 30, 2011 was as follows (in 000s):

		Loss Reclassified from	Gain
	Loss Recognized in	Accumulated OCIL into	Recognized on
	Accumulated OCIL	Expense	Ineffective Portion
Derivative Type	(Net of Tax)	(Net of Tax)	of Derivatives
Interest rate swaps	$—	$19,630	$104
     For the six months ended June 30, 2011, the Company recognized a loss of $80,000 on interest rate swaps not designated as hedging instruments. The loss was included within interest expense, net in the condensed consolidated statement of operations.

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
     As of June 30, 2011, no assets or liabilities were measured at fair value on a recurring or nonrecurring basis.
(8) Income Tax
     The provision for income taxes was $1.0 million for the three months ended June 30, 2011. The benefit for income taxes was $13.2 million for the three months ended June 30, 2010. The effective tax rate was 93.7% and 37.3% during the three months ended June 30, 2011 and 2010, respectively. The Company’s effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income. The Company’s high effective tax rate during the three months ended June 30, 2011 is primarily due to the impact of state gross receipts taxes totaling $0.2 million in the second quarter of 2011 when combined with low pre-tax net income.
     The benefit for income taxes was $29.1 million and $36.3 million for the six months ended June 30, 2011 and 2010, respectively, and resulted from a pre-tax net loss for both periods. The effective tax rate was 36.6% and 37.7% for the six months ended June 30, 2011 and 2010, respectively. The Company’s effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether the Company earns income. The Company’s effective tax rate decreased due to the effect of enacted state tax rate changes applied to the Company’s deferred balances during the six months ended June 30, 2011.
(9) Subsequent Event
     On July 8, 2011, the Company acquired the assets and operations of Independent Aerial Equipment (“IAE”), a privately held equipment rental company. Substantially all of the assets and operations, which consist primarily of rental fleet and three stores in New Jersey, Pennsylvania and Maryland, were acquired in exchange for cash consideration of approximately $49.0 million subject to certain post-close adjustments. The Company financed the acquisition of IAE by borrowing the funds from the New Senior ABL Revolving Facility.

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
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our 2010 Form 10-K, the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 included in this Quarterly Report on
Form 10-Q.
Overview
     We are one of the largest equipment rental providers in North America. We operate through a network of 449 rental locations across ten regions in 42 U.S. states and three Canadian provinces and service customers primarily in the industrial or non-construction, and non-residential construction markets. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations.
     For the three months ended June 30, 2011 and June 30, 2010, we generated approximately 86.0% and 86.3% of our revenues from equipment rentals, respectively, and we derived the remaining 14.0% and 13.7% of our revenues from sales of used rental equipment, merchandise and other related items, respectively. For the six months ended June 30, 2011 and June 30, 2010, we generated approximately 84.6% and 85.8% of our revenues from equipment rentals, respectively, and we derived the remaining 15.4% and 14.2% of our revenues from sales of used rental equipment, merchandise and other related items, respectively.
     The following table summarizes our total revenues, income (loss) before (provision) benefit for income taxes and net income (loss) for the three and six months ended June 30, 2011 and 2010 (in 000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues	$367,128	$300,997	$694,048	$561,737
Income (loss) before (provision) benefit for income taxes	1,064	(35,271)	(79,481)	(96,230)
Net income (loss)	67	(22,115)	(50,365)	(59,943)
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

	Three Months Ended (or at)		Six Months Ended (or at)
	June 30,		June 30,
	2011	2010	2011	2010
Adjusted EBITDA (in millions) (a)	$134.4	$92.0	$233.2	$158.0
Fleet utilization (b)	67.8%	63.5%	65.8%	59.2%
Average fleet age at period end (months) (c)	41	42	41	42
Original equipment fleet cost at period end (in millions) (d)	$2,537	$2,337	$2,537	$2,337

(a)	Defined as consolidated net income (loss) before net interest expense, income taxes and depreciation and amortization and before certain other items, including loss on extinguishment of debt, share-based compensation and other (income) expense, net. Adjusted EBITDA is not a recognized measure under GAAP. See reconciliation between net income (loss) and Adjusted EBITDA and reconciliation between net cash provided by operating activities and Adjusted EBITDA under “Liquidity and Capital Resources — Adjusted EBITDA”.

(b)	Defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost or “OEC”) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on OEC) during the relevant period.

(c)	Defined as the number of months since an equipment unit was first placed in service, weighted by multiplying individual equipment ages by their respective original costs and dividing the sum of those individual calculations by the total original cost. Equipment refurbished by the original equipment manufacturer is considered new.

(d)	Defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.
     For the three and six months ended June 30, 2011, our Adjusted EBITDA increased $42.4 million and $75.2 million, respectively, from $92.0 million in the second quarter of 2010 to $134.4 million in the second quarter of 2011 and from $158.0 million for the six months ended June 30, 2010 to $233.2 million in the six months ended June 30, 2011. The $42.4 million increase in Adjusted EBITDA in the three months ended June 30, 2011 was due primarily to a $40.2 million increase in equipment rental margins, excluding depreciation. Equipment rental margins, excluding depreciation, were higher during the 2011 three-month period due to a 15.2% increase in rental volume and a 6.3% increase in rental rates. The $75.2 million increase in Adjusted EBITDA in the six months ended June 30, 2011 was due primarily to a $70.1 million increase in equipment rental margins, excluding depreciation, and a $17.5 million increase in used rental equipment sales margins offset by a $14.5 million increase in selling, general and administrative expenses. Equipment rental margins, excluding depreciation, were higher during the 2011 six-month period due to a 17.6% increase in rental volume and a 4.3% increase in rental rates. Used rental equipment margins were higher during the six months ended June 30, 2011 due to an improvement in margins on used rental equipment sold through both retail and auction channels. The increase in selling, general and administrative expenses was driven by increases in administrative and sales force wages and benefits, travel and meeting costs and professional fees.
     For the three and six months ended June 30, 2011, our utilization increased 430 basis points and 660 basis points, as compared to the same prior year periods. The increase in utilization was driven primarily by rising demand for our rental equipment.
     Average fleet age at June 30, 2011 was 41 months, down one month, from 42 months at June 30, 2010. The decline was due to rental fleet purchases, which totaled approximately $548 million in the twelve months ended June 30, 2011.
     OEC at June 30, 2011 was $2,537 million, up 8.6% from $2,337 million at June 30, 2010. The increase consists primarily of rental equipment purchases of approximately $548 million in the twelve months ended June 30, 2011 offset primarily by used equipment sales at OEC in the twelve months ended June 30, 2011.

Business Environment and Outlook
     Our revenues and operating results are driven in large part by activities in the industrial or non-construction market and the non-residential construction market. On a combined basis we currently derive approximately 97% of our rental revenues from these two markets.
     The industrial or non-construction market generated approximately 62% of our rental revenues during the six months ended June 30, 2011. The non-residential construction market generated approximately 35% of our rental revenues during the six months ended June 30, 2011. Generally, the industrial or non-construction market is less exposed to cyclicality than the non-residential construction market.
     In the beginning of 2010, demand for our rental equipment remained weak and year over year rental rates were negative due to a continuation of the economic recession, which began in late 2008. During the second quarter of 2010 and continuing through the twelve months ended June 30, 2011, market conditions improved, which translated into strengthening demand for our rental equipment as fleet on rent increased approximately 13.9% at June 30, 2011 as compared to June 30, 2010. In addition, fleet utilization for the six months ended June 30, 2011 was 65.8%, an increase of 660 basis points from 59.2% for the six months ended June 30, 2010. The increase in fleet utilization was despite an approximate 5% increase in average OEC in the first six months of 2011 versus the first six months of 2010. The increased demand for our rental equipment also contributed to improved pricing as rental rates increased 4.3% in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. We expect year-over-year rental rates, fleet on rent and utilization in the third quarter of 2011 to be favorable to the third quarter of 2010. Year-over-year comparisons for rental revenues in the third quarter of 2011 are also expected to be favorable.
Subsequent Event
     On July 8, 2011, we acquired the assets and operations of Independent Aerial Equipment (“IAE”), a privately held equipment rental company. Substantially all of the assets and operations, which consist primarily of rental fleet and three stores in New Jersey, Pennsylvania and Maryland, were acquired in exchange for cash consideration of approximately $49.0 million subject to certain post-close adjustments. We financed the acquisition of IAE by borrowing the funds from the New Senior ABL Revolving Facility.
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

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	June 30,		June 30,		Increase (Decrease)
	2011	2010	2011	2010	2011 versus 2010
	(unaudited)
Revenues:
Equipment rental revenue	$315,696	$259,734	86.0%	86.3%	$55,962	21.5%
Sale of merchandise	13,126	13,270	3.6	4.4	(144)	(1.1)
Sale of used rental equipment	38,306	27,993	10.4	9.3	10,313	36.8

Total revenues	367,128	300,997	100.0	100.0	66,131	22.0

Cost of revenues:
Cost of equipment rentals, excluding depreciation	157,706	141,948	43.0	47.2	15,758	11.1
Depreciation of rental equipment	73,959	67,398	20.1	22.4	6,561	9.7
Cost of merchandise sales	8,589	9,880	2.3	3.3	(1,291)	(13.1)
Cost of used rental equipment sales	25,785	23,931	7.0	8.0	1,854	7.7

Total cost of revenues	266,039	243,157	72.5	80.8	22,882	9.4

Gross profit	101,089	57,840	27.5	19.2	43,249	74.8

Operating expenses:
Selling, general and administrative	43,483	35,007	11.8	11.6	8,476	24.2
Depreciation and amortization of non-rental equipment and intangibles	10,691	9,910	2.9	3.3	781	7.9
Other operating gains, net	(964)	(138)	(0.3)	0.0	(826)	n/a

Total operating expenses, net	53,210	44,779	14.5	14.9	8,431	18.8

Operating income	47,879	13,061	13.0	4.3	34,818	n/a
Interest expense, net	46,984	48,233	12.8	16.0	(1,249)	(2.6)
Other (income) expense, net	(169)	99	0.0	0.0	(268)	n/a

Income (loss) before (provision) benefit for income taxes	1,064	(35,271)	0.3	(11.7)	36,335	n/a
(Provision) benefit for income taxes	(997)	13,156	(0.3)	4.4	(14,153)	n/a

Net income (loss)	$67	$(22,115)	0.0%	(7.3)%	$22,182	n/a

     Total revenues increased $66.1 million, or 22.0%, from $301.0 million for the three months ended June 30, 2010 to $367.1 million for the three months ended June 30, 2011. Equipment rental revenue increased $56.0 million, or 21.5% from $259.7 million for the three months ended June 30, 2010 to $315.7 million for the three months ended June 30, 2011. The increase in equipment rental revenue is primarily the result of a $39.7 million, or 15.2%, increase in rental volume and a $16.3 million, or 6.3%, increase in rental rates. The increase in rental volume is inclusive of a $1.2 million increase due to currency rate changes.
     Sale of merchandise revenues decreased $0.1 million, or 1.1%, from $13.3 million for the three months ended June 30, 2010 to $13.1 million for the three months ended June 30, 2011. The decrease consisted of a decrease in merchandise sales of $0.5 million offset by a $0.4 million increase in parts sales.
     Revenues from the sale of used rental equipment increased $10.3 million, or 36.8%, from $28.0 million for the three months ended June 30, 2010 to $38.3 million for the three months ended June 30, 2011. The increase was due to an approximate 22% increase in volume combined with improved pricing in both auction and retail channels.

Used equipment sales at OEC for the three months ended June 30, 2011 totaled $78.4 million and represent a normal part of the rental fleet life cycle.
     Cost of equipment rentals, excluding depreciation, increased $15.8 million, or 11.1%, from $141.9 million for the three months ended June 30, 2010 to $157.7 million for the three months ended June 30, 2011, due primarily to the 15.2% increase in rental volume. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues decreased from 54.7% for the three months ended June 30, 2010 to 50.0% for the three months ended June 30, 2011 due to a 6.3% increase in equipment rental rates. Unlike increases in rental volume, increases in equipment rental rates are not accompanied by an increase in cost of equipment rentals.
     Depreciation of rental equipment increased $6.6 million, or 9.7%, from $67.4 million for the three months ended June 30, 2010 to $74.0 million for the three months ended June 30, 2011. The increase in depreciation of rental equipment was due largely to an approximate 7% increase in average OEC. The increase in average OEC was driven by $209.4 million of rental equipment purchases, net of $78.4 million of used equipment sales at OEC in the three months ended June 30, 2011. As a percent of equipment rental revenues, depreciation of rental equipment decreased from 25.9% in the three months ended June 30, 2010 to 23.4% in the three months ended June 30, 2011. This decrease was due primarily to an increase in fleet utilization during the second quarter of 2011 as compared to the second quarter of 2010 combined with a 6.3% increase in rental rates.
     Cost of merchandise sales decreased $1.3 million, or 13.1%, from $9.9 million for the three months ended June 30, 2010 to $8.6 million for the three months ended June 30, 2011. Gross margin for merchandise sales increased from 25.6% for the three months ended June 30, 2010 to 34.6% for the three months ended June 30, 2011 due primarily to margin improvements on non-stock sales.
     Cost of used rental equipment sales increased $1.9 million, or 7.7%, from $23.9 million for the three months ended June 30, 2010 to $25.8 million for the three months ended June 30, 2011. The increase is due primarily to an increase in the volume of used rental equipment sold during the three months ended June 30, 2011. Gross margin for the sale of used rental equipment increased from 14.5% for the three months ended June 30, 2010 to 32.7% for the three months ended June 30, 2011. The increase was reflected in higher margins on used equipment sold through both retail and auction channels and was driven by strengthening demand for used rental equipment.
     Selling, general and administrative expenses increased $8.5 million, or 24.2%, from $35.0 million for the three months ended June 30, 2010 to $43.5 million for the three months ended June 30, 2011. The increase is due primarily to increases in administrative and sales force wages and benefits, travel and meeting costs and professional fees. Administrative and sales force wages and benefits increased $4.4 million in the 2011 versus 2010 second quarter and consisted primarily of a $2.0 million increase in sales commissions, a $1.4 million increase in direct wages and a $1.0 million increase in variable compensation. The increase in sales commission was due primarily to increases in equipment rental revenues and the sale of used rental equipment. The increase in direct wages was due primarily to an increase in headcount. Travel and meeting costs increased approximately $1.9 million and professional fees increased $1.5 million. Selling, general and administrative expenses increased as a percentage of total revenues from 11.6% for the three months ended June 30, 2010 to 11.8% for the three months ended June 30, 2011.
     Depreciation and amortization of non-rental equipment and intangibles increased $0.8 million, or 7.9%, from $9.9 million for the three months ended June 30, 2010 to $10.7 million for the three months ended June 30, 2011. The increase is due to an increase in depreciation on non-rental vehicles and trailers due to a larger fleet.
     Other operating gains, net were $1.0 million in the three months ended June 30, 2011 and consisted primarily of gains on the sale of non-rental delivery vehicles and trailers. Other operating gains, net were $0.1 million in the three months ended June 30, 2010.
     Interest expense was $47.0 million in the three months ended June 30, 2011, down $1.2 million from $48.2 million for the three months ended June 30, 2010. The decrease was due to lower debt rates on our 2021

Notes as compared to the average rate on our Second Lien Term Facility, which was repaid in January 2011 and the rate on our 2014 Notes, which were partially repaid in February 2011. The decrease in interest expense from lower debt rates was partially offset by an increase in average debt outstanding in the second quarter of 2011 as compared to the second quarter of 2010.
     The provision for income taxes was $1.0 million for the three months ended June 30, 2011. The benefit for income taxes was $13.2 million for the three months ended June 30, 2010. The effective tax rate was 93.7% and 37.3% during the three months ended June 30, 2011 and 2010, respectively. Our effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income. Our high effective tax rate during the three months ended June 30, 2011 is primarily due to the impact of state gross receipts taxes totaling $0.2 million in the second quarter of 2011 when combined with low pre-tax net income.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010
     The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Six Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)
	2011	2010	2011	2010	2011 versus 2010
	(unaudited)
Revenues:
Equipment rental revenue	$587,471	$481,947	84.6%	85.8%	$105,524	21.9%
Sale of merchandise	25,778	24,691	3.7	4.4	1,087	4.4
Sale of used rental equipment	80,799	55,099	11.7	9.8	25,700	46.6

Total revenues	694,048	561,737	100.0	100.0	132,311	23.6

Cost of revenues:
Cost of equipment rentals, excluding depreciation	306,682	271,240	44.2	48.3	35,442	13.1
Depreciation of rental equipment	144,848	134,043	20.9	23.9	10,805	8.1
Cost of merchandise sales	17,031	17,954	2.5	3.2	(923)	(5.1)
Cost of used rental equipment sales	56,755	48,568	8.2	8.6	8,187	16.9

Total cost of revenues	525,316	471,805	75.7	84.0	53,511	11.3

Gross profit	168,732	89,932	24.3	16.0	78,800	87.6

Operating expenses:
Selling, general and administrative	85,201	70,719	12.3	12.6	14,482	20.5
Depreciation and amortization of non-rental equipment and intangibles	20,916	19,967	3.0	3.6	949	4.8
Other operating gains, net	(1,683)	(2,450)	(0.2)	(0.4)	767	n/a

Total operating expenses, net	104,434	88,236	15.0	15.7	16,198	18.4

Operating income	64,298	1,696	9.3	0.3	62,602	n/a
Interest expense, net	128,943	98,026	18.6	17.5	30,917	31.5
Loss on extinguishment of debt	15,342	—	2.2	—	15,342	n/a
Other income, net	(506)	(100)	(0.1)	—	(406)	n/a

Loss before benefit for income taxes	(79,481)	(96,230)	(11.5)	(17.1)	16,749	n/a
Benefit for income taxes	29,116	36,287	4.2	6.5	(7,171)	n/a

Net loss	$(50,365)	$(59,943)	(7.3)%	(10.7)%	$9,578	n/a

     Total revenues increased $132.3 million, or 23.6%, from $561.7 million for the six months ended June 30, 2010 to $694.0 million for the six months ended June 30, 2011. Equipment rental revenue increased $105.5 million, or 21.9%, from $481.9 million for the six months ended June 30, 2010 to $587.5 million for the six months ended June 30, 2011. The increase in equipment rental revenue is primarily the result of an $84.8 million, or 17.6%, increase in rental volume and a $20.7 million, or 4.3%, increase in rental rates. The increase in rental volume is inclusive of a $2.3 million increase due to currency rate changes.
     Sale of merchandise revenues increased $1.1 million, or 4.4%, from $24.7 million for the six months ended June 30, 2010 to $25.8 million for the six months ended June 30, 2011. The increase was driven primarily by increases in parts and new equipment sales of $0.9 million and $0.4 million, respectively. The increase in parts is due primarily to an increase in rental revenue and the increase in new equipment sales is due primarily to mix.

     Revenues from the sale of used rental equipment increased $25.7 million, or 46.6%, from $55.1 million for the six months ended June 30, 2010 to $80.8 million for the six months ended June 30, 2011. The increase was due to an approximate 31% increase in volume combined with improved pricing in both auction and retail channels. Used equipment sales at OEC for the six months ended June 30, 2011 totaled $168.7 million and represents a normal part of the rental fleet life cycle.
     Cost of equipment rentals, excluding depreciation, increased $35.4 million, or 13.1%, from $271.2 million for the six months ended June 30, 2010 to $306.7 million for the six months ended June 30, 2011, due primarily to the 17.6% increase in rental volume. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues decreased from 56.3% for the six months ended June 30, 2010 to 52.2% for the six months ended June 30, 2011 due to a 4.3% increase in rental rates. Unlike increases in rental volume, increases in equipment rental rates are not accompanied by an increase in cost of equipment rentals.
     Depreciation of rental equipment increased $10.8 million, or 8.1%, from $134.0 million for the six months ended June 30, 2010 to $144.8 million for the six months ended June 30, 2011. The increase in depreciation of rental equipment was due largely to an approximate 5% increase in average OEC. The increase in average OEC was driven by $367.3 million of rental equipment purchases, net of $168.7 million of used equipment sales at OEC in the six months ended June 30, 2011. As a percent of equipment rental revenues, depreciation of rental equipment decreased from 27.8% in the six months ended June 30, 2010 to 24.7% in the six months ended June 30, 2011. This decrease was due primarily to an increase in fleet utilization during the first six months of 2011 as compared to the first six months of 2010, and to a smaller extent, an increase in rental rates.
     Cost of merchandise sales decreased $0.9 million, or 5.1%, from $18.0 million for the six months ended June 30, 2010 to $17.0 million for the six months ended June 30, 2011. The decrease was due primarily to a decrease in cost of non-stock sales of $0.7 million. Gross margin for merchandise sales increased from 27.3% for the six months ended June 30, 2010 to 33.9% for the six months ended June 30, 2011, due primarily to margin improvements on non-stock sales. The improvement in margins on non-stock sales was driven primarily by a change in mix.
     Cost of used rental equipment sales increased $8.2 million, or 16.9%, from $48.6 million for the six months ended June 30, 2010 to $56.8 million for the six months ended June 30, 2011. The increase is due primarily to the 46.6% increase in sales of used rental equipment for the six months ended June 30, 2011. Gross margin for the sale of used rental equipment increased from 11.9% for the six months ended June 30, 2010 to 29.8% for the six months ended June 30, 2011. The increase was reflected in higher margins on used equipment sold through both retail and auction channels and was driven by strengthening demand for used rental equipment.
     Selling, general and administrative expenses increased $14.5 million, or 20.5%, from $70.7 million for the six months ended June 30, 2010 to $85.2 million for the six months ended June 30, 2011. The increase is due primarily to increases in administrative and sales force wages and benefits, travel and meeting costs and professional fees. Administrative and sales force wages and benefits increased $8.4 million in the 2011 versus 2010 six-month period and consisted primarily of $4.2 million increase in sales commissions, a $2.2 million increase in variable compensation and a $2.4 million increase in direct wages offset by a $2.0 million decrease in severance expense. The increase in sales commission was due primarily to increase in equipment rental revenue and the sale of used rental equipment. The increase in direct wages was due primarily to an increase in headcount. On a combined basis, travel and meeting costs increased approximately $4.5 million and professional fees increased $1.7 million. Selling, general and administrative expenses decreased as a percentage of total revenues from 12.6% for the six months ended June 30, 2010 to 12.3% for the six months ended June 30, 2011.
     Depreciation and amortization of non-rental equipment and intangibles increased $0.9 million, or 4.8%, from $20.0 million for the six months ended June 30, 2010 to $20.9 million for the six months ended June 30, 2011. The increase is due to an increase in depreciation on non-rental vehicles and trailers due to a larger fleet.
     Other operating gains, net were $1.7 million for the six months ended June 30, 2011 and consisted primarily of gains on the sale of non-rental delivery vehicles and trailers. Other operating gains, net were $2.5 million in the six months ended June 30,

2010 and consisted primarily of proceeds received from our insurance carrier for rental equipment and property claims attributable to hurricane damage. This gain represents proceeds in excess of previously indemnified losses. Recoveries in excess of losses incurred are considered gain contingencies and are not recognized until they are received.
     Interest expense, net increased $30.9 million, or 31.5%, from $98.0 million for the six months ended June 30, 2010 to $128.9 million for the six months ended June 30, 2011. The increase was due to the settlement of our interest rate swaps and reverse swaps in January 2011 net of lower debt rates on our 2021 Notes as compared to the average rate on our Second Lien Term Facility, which was repaid in January 2011 and the rate on our 2014 Notes, which were partially repaid in February 2011. In connection with our interest rate swap settlements, we paid $35.1 million of which $33.9 million was recognized as interest expense in the three months ended March 31, 2011. The difference of $1.2 million was recognized as interest expense in November 2009 when certain of our interest rate swaps were de-designated as cash flow hedges.
     The benefit for income taxes was $29.1 million and $36.3 million for the six months ended June 30, 2011 and 2010, respectively, and resulted from a pre-tax net loss for both periods. The effective tax rate was 36.6% and 37.7% for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rate normally differs from the federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income. Our effective tax rate decreased due to the effect of enacted tax rate changes applied to our deferred balances during the six months ended June 30, 2011.
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
     Cash flows from operating activities, as well as the sale of used rental equipment, enable us to fund our operations and service our debt obligations including the continued repayment of our New Senior ABL Revolving Facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and relative age of our fleet, we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010
	(in 000s)
Net cash provided by operating activities	$273,143	$169,893
Net cash used in investing activities	(288,127)	(90,114)
Net cash provided by (used in) financing activities	48,330	(73,770)
Effect of foreign exchange rates on cash	907	485

Net increase in cash and cash equivalents	$34,253	$6,494

     As of June 30, 2011, we had cash and cash equivalents of $37.8 million, an increase of $34.3 million from December 31, 2010. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our revolving facility. The increase in cash is due primarily to an increase in cash held at our wholly-owned Canadian subsidiary, RSC Equipment Rental of Canada, Ltd. In December 2010, RSC Equipment Rental of Canada, Ltd. transferred approximately $27.0 million to RSC Equipment Rental, Inc., which used the funds to pay down our Old Senior ABL Revolving Facility. RSC Equipment Rental, Inc. repaid the outstanding balance to RSC Equipment Rental of Canada, Ltd. in the first quarter of 2011. Refer to the “Financing Activities” section below for additional information.
     Operating activities — Net cash provided by operating activities during the six months ended June 30, 2011 consisted of the add-back of non-cash items and other adjustments of $133.6 million and a decrease in operating assets (net of operating liabilities) of $189.9 million offset by a net loss of $50.4 million. The most significant change in operating assets and liabilities was an increase in accounts payable, which was primarily attributable to capital purchases, resulting in a cash inflow of $191.8 million offset by an increase in accounts receivable resulting in a cash outflow of $23.5 million.
     Net cash provided by operating activities during the six months ended June 30, 2010 consisted of the add-back of non-cash items and other adjustments of $118.7 million and a decrease in operating assets (net of operating liabilities) of $111.1 million offset by a net loss of $59.9 million. The most significant change in operating assets and liabilities was an increase in accounts payable of $122.9 million, which was primarily attributable to capital purchases made in the first half of 2010.
     Investing activities — Net cash used in investing activities during the six months ended June 30, 2011 consisted of $372.1 million of capital purchases offset by $84.0 million of proceeds received from the sale of rental and non-rental equipment. Capital expenditures include purchases of rental and non-rental equipment.
     Net cash used in investing activities during the six months ended June 30, 2010 consisted for $148.6 million of capital purchases offset by $56.8 million of proceeds received from the sale of rental and non-rental equipment and $1.7 million of insurance proceeds associated with rental equipment and property claims. Capital expenditures include purchases of rental and non-rental equipment.
     The increase in net cash used in investing activities during the first six months of 2011, as compared to the first six months of 2010, was due primarily to our changing priorities with respect to our rental fleet. In response to growing demand for our rental equipment and rising utilization, we purchased $367.3 million of rental fleet in the six months ended June 30, 2011 up $220.3 million, from $147.0 million in the six months ended June 30, 2010. Our sales of used rental equipment in the six months ended June 30, 2011 and 2010 were driven by our decision to divest and replace aging rental equipment.
     Financing activities —
          $650.0 million Senior Unsecured Notes Offering
          On January 19, 2011, we completed a private offering of $650.0 million aggregate principal amount of 8.25% senior unsecured notes due February 2021 (the “2021 Notes”). The proceeds from the sale of the 2021 Notes were used to repay the outstanding balance on our Second Lien Term Facility, which totaled $479.4 million plus accrued interest of $0.7 million, redeem a portion of the 2014 Notes as described below, settle our outstanding interest rate swap obligations of $35.1 million and pay a portion of the transaction costs incurred with the issuance of the 2021 Notes. The transaction costs, which totaled $14.6 million, were capitalized as deferred financing costs and are being amortized as interest expense over the term of the 2021 Notes using the effective interest rate method. On February 21, 2011, we redeemed $117.0 million of aggregate principal of our 2014 Notes, paid accrued interest of $2.5 million on the 2014 Notes and incurred a call premium of $5.6 million, which was funded with the remaining proceeds from the 2021 Notes and in part from a draw on our New Senior ABL Revolving Facility. As a result of the Second Lien Term Facility repayment and the partial repayment of the 2014 Notes, we expensed $7.3 million of unamortized deferred financing costs, which together with the $5.6 million in call premiums, is characterized as a loss on extinguishment of debt in the condensed consolidated statement of operations for the six months ended

June 30, 2011. The settlement of our interest rate swaps resulted in a charge of $33.9 million, which is characterized as interest expense in the condensed consolidated statement of operations for the six months ended June 30, 2011.
          During the six months ended June 30, 2011, we initiated and completed an exchange offer where the holders of the 2021 Notes could exchange such unregistered notes for new, registered notes. The terms of the new, registered notes offered in the exchange offer are identical in all material respects to the terms of the unregistered notes, except that the new notes are registered under the Securities Act of 1933 and do not contain restrictions on transfer.
          New Senior ABL Revolving Facility
          On February 9, 2011, we entered into the New Senior ABL Revolving Facility, which replaced our Old Senior ABL Revolving Facility, and we borrowed $383.0 million of loans under our New Senior ABL Revolving Facility. The proceeds of these loans were used to repay the outstanding balance on our Old Senior ABL Revolving Facility, which totaled $370.2 million plus accrued interest and other fees of $1.1 million, and to pay a portion of transaction costs including legal fees. Total transaction costs of $12.3 million were capitalized as deferred financing costs and are being amortized to interest expense over the term of the New Senior ABL Revolving Facility. In addition, we wrote off $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which is included in the loss on extinguishment of debt in the condensed consolidated statement of operations for the six months ended June 30, 2011. Our New Senior ABL Revolving Facility, which is due February 2016, provides commitments for aggregate borrowings of approximately $1,100.0 million subject to, among other things, our maintenance of a sufficient borrowing base under such facility. The borrowing base reporting requirements that we are subject to under the New Senior ABL Revolving Facility are substantially similar to those under our Old Senior ABL Revolving Facility. Financing activities for the six months ended June 30, 2011 include net cash proceeds of $346.0 million on our New Senior ABL Revolving Facility and net cash payments of $304.2 million on our Old Senior ABL Revolving Facility.
     Other cash used in financing activities during the six months ended June 30, 2011 includes $14.3 million of repayments on our capital leases. Pursuant to an intercompany revolving agreement between RSC Equipment Rental of Canada, Ltd and RSC Equipment Rental, Inc., we will periodically transfer excess cash generated from our Canadian operations to the U.S. in order to pay down the outstanding balance on our Senior ABL Revolving Facility. There were no outstanding intercompany loan balances at June 30, 2011. Interest payable under the Senior ABL Revolving Facility normally exceeds that earned under an interest bearing cash account.
     Net cash used in financing activities during the six months ended June 30, 2010 consists primarily of $57.0 million net payments on our Old Senior ABL Revolving Facility. We also repaid $16.0 million on our capital lease obligations.
     Indebtedness
     We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of June 30, 2011, we had $2.2 billion of indebtedness outstanding, consisting of $346.0 million under the New Senior ABL Revolving Facility, $503.0 million of 2014 Notes, $400.0 million of 2017 Notes, $200.0 million of 2019 Notes, $650.0 million of 2021 Notes and $81.0 million under capital lease obligations. The 2017 Notes and the 2019 Notes are presented net of unamortized original issue discounts of $8.8 million and $2.8 million, respectively, in our condensed consolidated balance sheet at June 30, 2011.
     As of June 30, 2011, we had an outstanding balance of $346.0 million on our New Senior ABL Revolving Facility leaving $641.1 million available for future borrowings. The available borrowings of $641.1 million are net of outstanding letters of credit.

     Substantially all of our rental equipment and all our other assets are subject to liens under our New Senior ABL Revolving Facility and our 2017 Notes, and none of such assets are available to satisfy the general claims of our creditors.
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
     As of June 30, 2011, excess availability on our New Senior ABL Revolving Facility was $641.1 million and we were therefore not required to comply with either the fixed charge coverage ratio or leverage ratio. Had excess availability fallen below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility as of June 30, 2011, compliance with these financial ratios would have been required and we would have violated the minimum fixed charge coverage ratio requirement, which would be an event of default. We do not expect excess availability to fall below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility at any time during the next twelve months and therefore do not expect that we will be required to comply with the specified financial ratios during that time. If an event of default occurred, we would seek a waiver of the covenants and could incur upfront fees and increased interest costs. However, there can be no assurances that such a waiver could be obtained.
Outlook
     We believe that cash generated from operations, together with amounts available under the New Senior ABL Revolving Facility, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for at least the next twelve months and the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Cautionary Note for Forward-Looking Statements” on page 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
     From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Unless certain payment conditions are satisfied, the New Senior ABL Revolving Facility limits our capacity to repurchase common stock, make cash dividends or make optional payments on unsecured debt securities. This limitation at June 30, 2011 was $100.0 million.
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
     The table below provides a reconciliation between net income (loss), as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in 000s)
Net income (loss)	$67	$(22,115)	$(50,365)	$(59,943)
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	84,650	77,308	165,764	154,010
Interest expense, net	46,984	48,233	128,943	98,026
Provision (benefit) for income taxes	997	(13,156)	(29,116)	(36,287)

EBITDA	$132,698	$90,270	$215,226	$155,806

Adjustments:
Loss on extinguishment of debt	—	—	15,342	—
Share-based compensation	1,894	1,595	3,168	2,258
Other (income) expense, net	(169)	99	(506)	(100)

Adjusted EBITDA	$134,423	$91,964	$233,230	$157,964

     The table below provides a reconciliation between net cash provided by operating activities, as determined in accordance with GAAP, and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in 000s)
Net cash provided by operating activities	$213,959	$104,412	$273,143	$169,893
Gain on sales of rental and non-rental property and equipment, net of non-cash write-offs	13,209	2,717	25,250	5,325
Gain on settlement of insurance property claims	—	—	—	1,736
Cash paid for interest	37,304	56,523	107,609	93,354
Cash paid (received) for taxes, net	2,556	333	2,490	(73)
Other (income) expense, net	(169)	99	(506)	(100)
Changes in other operating assets and liabilities	(132,436)	(72,120)	(174,756)	(112,171)

Adjusted EBITDA	$134,423	$91,964	$233,230	$157,964

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
     The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in 000s)
Net cash provided by operating activities	$213,959	$104,412	$273,143	$169,893

Purchases of rental equipment	(209,426)	(102,060)	(367,347)	(146,966)
Purchases of property and equipment	(2,339)	(1,304)	(4,783)	(1,635)
Proceeds from sales of rental equipment	38,306	27,993	80,799	55,099
Proceeds from sales of property and equipment	1,610	356	3,204	1,652
Insurance proceeds from rental equipment and property claims	—	—	—	1,736

Net capital expenditures	(171,849)	(75,015)	(288,127)	(90,114)

Free cash flow	$42,110	$29,397	$(14,984)	$79,779

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
Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. For public entities, the amendment is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter in 2012. The adoption of this amendment will result in a change to our current presentation of comprehensive income.
     In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between U.S. generally accepted accounting standards and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, which for us is calendar year 2012. These changes are required to be applied prospectively. We do not anticipate that the adoption of these amendments will have a material impact on our financial condition or results of operations.

     In December 2010, the FASB issued an update to the existing guidance for goodwill and other intangible assets. The update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which for us is the fourth quarter of 2011. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.
     In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which for us is calendar year 2011. The guidance did not have an impact on our disclosures for the six months ended June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk associated with changes in interest rates and foreign currency exchange rates.
     Interest Rate Risk
     As of June 30, 2011 we have a significant amount of debt under the New Senior ABL Revolving Facility, with variable rates of interest based generally on adjusted London inter-bank offered rate (“LIBOR”), or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the New Senior ABL Revolving Facility, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). We also had $479.4 million of variable rate debt under the Second Lien Term Facility, which was repaid in January 2011. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on the variable rate debt in our debt portfolio as of June 30, 2011, our net interest expense for the six months ended June 30, 2011 would have increased by an estimated $2.1 million.
     To hedge exposure to market conditions, reduce the volatility of financing costs and achieve a desired balance between fixed-rate and floating-rate debt, we have utilized interest rate swaps under which we have exchanged floating-rate interest payments for fixed-rate interest payments. In January 2011, in conjunction with the financing activities previously discussed, all outstanding swaps were settled. As of June 30, 2011, no interest rate swaps are outstanding.
     As of June 30, 2011, 80.3% of our $2,168.4 million of debt had fixed rate interest.
     Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the six months ended June 30, 2011 and June 30, 2010, 6.9% and 6.2%, respectively , of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the six months ended June 30, 2011, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net loss by approximately $0.3 million for the six months ended June 30, 2011.

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

     Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Reserved

Item 5.	Other Information
     None.

Item 6.	Exhibits
Exhibits and Financial Statement Schedules

Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

101**	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on July 21, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements					X

*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RSC Holdings III, LLC or RSC Equipment Rental, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC Holdings III, LLC
RSC Equipment Rental, Inc.

Signature	Title	Date

/s/ Erik Olsson	President,	July 21, 2011
Erik Olsson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Patricia D. Chiodo	Senior Vice President and	July 21, 2011
Patricia D. Chiodo	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated By Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

101**	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on July 21, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements					X

*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RSC Holdings III, LLC or RSC Equipment Rental, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.