Form 10-K
period 2011-12-31
RSC Holdings III, LLC; RSC Equipment Rental, Inc.
filed 2012-01-26
CIK 1406578, 1406579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule

12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑

No voting or non-voting equity securities of the registrants were held by non-affiliates of the registrants as of June 30, 2011, or as of January 26, 2012. As of January 20, 2012, all of the common stock of the registrant is owned by its ultimate parent company, RSC Holdings Inc.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. Factors that could cause actual results or outcomes to differ materially from those projected include, but are not limited to, the following:

•	the effect of an economic downturn or other factors resulting in a decline in construction, non-construction maintenance, capital improvements and capital investment;

•

intense rental rate price pressure from competitors, some of whom are heavily indebted and may significantly reduce their prices to generate cash to meet debt covenants; from contractor customers; some of whom are bidding contracts at cost or below to secure work for their remaining best employees; from industrial customers who generally are experiencing profitability shortfalls in the current economic climate and in return are asking all of their most significant suppliers for price reductions and cost reduction ideas;

•

the rental industry’s ability to continue to sell used equipment through both the retail and auction markets at prices sufficient to enable us to maintain orderly liquidation values that support our borrowing base to meet our minimum availability and to avoid covenant compliance requirements for leverage and fixed charge coverage contained in our New Senior ABL Revolving Facility;

•	our ability to comply with our debt covenants;

•	risks related to the credit markets’ willingness to continue to lend to borrowers with a B rating;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

ii

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the effect of changes in laws and regulations, including those relating to employment legislation, the environment and customer privacy, among others;

•	fluctuations in both fuel and supply costs;

•	heavy reliance on centralized information technology systems;

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others;

•	litigation in respect of the merger with United Rentals, Inc. (“URI”);

•	possibility that costs or difficulties related to the merger transactions will be greater than expected;

•	the risk that the completed transaction does not occur for any reason; and

•	the other factors described in Part I, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.”

Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. You should carefully consider the factors discussed above in evaluating these forward-looking statements. For additional information or factors that could materially influence forward-looking statements included in this report, see the risk factors in Part I, Item 1A. under the caption “Risk Factors” in this Annual Report on Form 10-K.

Additional Note

In connection with the proposed transaction between URI and RSC Holdings, a preliminary version of the registration statement and joint proxy statement/prospectus was filed with the SEC by URI on January 17, 2012. The preliminary version is not yet final and will be amended. Neither this Annual Report on Form 10-K nor the preliminary registration statement and joint proxy statement/prospectus filed with the SEC is a substitute for the definitive version of the registration statement and joint proxy statement/prospectus or any other documents that URI or RSC Holdings may file with the SEC or send to its stockholders in connection with the proposed transaction. BEFORE MAKING ANY VOTING DECISION, INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE DEFINITIVE VERSION OF THE REGISTRATION STATEMENT, JOINT PROXY STATEMENT/ PROSPECTUS AND ALL OTHER RELEVANT DOCUMENTS FILED OR THAT WILL BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED TRANSACTION AS THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

You will be able to obtain a free copy of the joint proxy statement/prospectus, as well as other filings containing information about URI and RSC Holdings, at the SEC’s website at http://www.sec.gov. You will also be able to obtain these documents, free of charge, when filed, by directing a request by mail or telephone to RSC Holdings, Attn: Investor Relations, 6929 E. Greenway Parkway, Suite 200, Scottsdale, AZ 85254, telephone: (480) 281-6956, or from our website, www.RSCrental.com.

RSC Holdings and its directors, executive officers and certain other members of management and employees may be deemed to be participants in the solicitation of proxies from the stockholders of RSC Holdings in connection with the proposed transaction. Information about the directors and executive officers of RSC Holdings and their ownership of RSC Holdings’ common stock is described in Part III, Item 12 of this Annual Report on Form 10-K under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. Additional information regarding the interests of those persons and other persons who may be deemed participants in the proposed transaction may be obtained by reading the joint proxy statement/prospectus regarding the proposed transaction. You may obtain free copies of this document as described in the preceding paragraph.

iii

PART I

Item 1. Business

Our Company

Overview

We are one of the largest equipment rental providers in North America. We operate through an integrated network of 440 rental locations across ten regions in 43 U.S. states and three Canadian provinces and service customers primarily in the industrial or non-construction, and construction markets. For 2011, we generated 86.2% of our revenues from equipment rentals, and we derived the remaining 13.8% of our revenues from sales of used rental equipment, merchandise and other related items. We believe our focus on high margin rental revenues, active fleet management and superior customer service has enabled us to achieve attractive returns on capital employed over a business cycle.

We rent a broad selection of equipment, primarily to industrial or non-construction related companies, and construction companies, ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations. As of December 31, 2011, our rental equipment fleet had an original equipment fleet cost of approximately $2.7 billion covering over 900 categories of equipment. We strive to differentiate our offerings through superior levels of equipment availability, reliability and service. The strength of our fleet lies in its condition. We actively manage the condition of our fleet in order to provide customers with well-maintained and reliable equipment. We believe our fleet is one of the best maintained among our key competitors, with 98% of our fleet current with its manufacturer’s recommended preventive maintenance at December 31, 2011. Our disciplined fleet management process supports us in maintaining rental rate discipline and optimizing fleet utilization and capital expenditures. We employ a high degree of equipment sharing and mobility within regions to increase equipment utilization and adjust the fleet size in response to changes in customer demand. Integral to our equipment rental operations is the sale of used equipment and in addition, we sell merchandise complementary to our rental activities.

Organizational Overview

Prior to November 27, 2006, RSC Holdings was wholly owned by Atlas Copco AB (“ACAB”) and Atlas Copco Airpower n.v. (“ACA”), a wholly owned subsidiary of ACAB (together with ACAB, “Atlas”). On October 6, 2006, Atlas announced that it had entered into a recapitalization agreement pursuant to which Ripplewood Holdings L.L.C. (“Ripplewood”) and Oak Hill Capital Partners (“Oak Hill” and collectively with Ripplewood, “the Sponsors”) would acquire 85.5% of RSC Holdings (the “Recapitalization”). The Recapitalization closed on November 27, 2006. Prior to the closing of the Recapitalization, RSC Holdings formed RSC Holdings I, LLC, which is a direct wholly owned subsidiary of RSC Holdings; RSC Holdings II, LLC, which is a direct wholly owned subsidiary of RSC Holdings I, LLC; and RSC Holdings III, LLC, which is a direct wholly owned subsidiary of RSC Holdings II, LLC. RSC Equipment Rental, Inc. is a direct subsidiary of RSC Holdings III, LLC; and RSC Equipment Rental of Canada Ltd., is a direct subsidiary of RSC Equipment Rental, Inc. RSC is the operating entity of RSC Holdings.

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

As of December 31, 2011 Oak Hill owned 33.4% of RSC Holdings’ issued and outstanding common stock.

On December 15, 2011, RSC Holdings entered into a definitive merger agreement (the “Merger Agreement”) with URI pursuant to which RSC Holdings will be merged (the “Merger”) with and into URI, with URI continuing as the surviving corporation of the Merger. Upon completion of the Merger, each issued and outstanding share of RSC Holdings’ common stock (other than shares owned by RSC Holdings, URI or any of their direct or indirect wholly owned subsidiaries, in each case not held on behalf of third parties, and shares with respect to which appraisal rights are properly exercised and not withdrawn) will be converted into the right to receive (i) $10.80 in cash and (ii) 0.2783 of a share of URI common stock, in each case without interest. The board of directors of each of RSC Holdings and URI has unanimously approved the Merger and the Merger Agreement and has recommended that its stockholders vote in favor of the adoption of the Merger Agreement.

The Merger is expected to close by the end of the first half of 2012 and is subject to customary closing conditions, including approval of stockholders and necessary regulatory approvals.

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

Operations

We currently operate in two geographic divisions, the Gulf and Northern divisions, overseeing a total of ten operating regions. Each division is overseen by a divisional senior vice president and each region is headed by a regional vice president. Decisions regarding the acquisition and deployment of fleet are made by the executive management team, which includes the divisional senior vice presidents.

Our operating regions typically have six to seven districts headed by a district manager overseeing six to seven rental locations and each location is managed by a location manager. As of December 31, 2011 our Canadian region, which is part of the Northern Division, had four districts and 18 rental locations. In 2011, 2010 and 2009, 6.9%, 6.4% and 5.2%, respectively, of our revenue was derived from Canada. As of December 31, 2011 and 2010, 6.2% and 6.2% of our long-lived assets, and 4.8% and 5.1% of our total assets were located in Canada. See Note 19 to our consolidated financial statements for further business segment and geographic information.

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

Customers

We have long and stable relationships with most of our customers, including the majority of our top 20 accounts. During 2011, we serviced approximately 202,000 customers, primarily in the industrial or non-construction, and construction markets. During 2011, no one customer accounted for more than 2% of our rental revenues, and our top 10 customers combined represented less than 10% of our rental revenues. We do not believe the loss of any one customer would have a material adverse effect on our business.

We have a diversified customer base consisting of two major end-markets: industrial or non-construction; and construction markets. Our customers represent a wide variety of industries, such as, petrochemical, mining, paper/pulp, food processing and construction. Further, construction is comprised of different segments, including: office, power, commercial, healthcare and educational construction. Serving a number of different industries enables us to reduce our dependence on a single or limited number of customers in the same business. Activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country, resulting in changes in demand for our rental equipment.

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

In our experience, industrial or non-construction customers engage in long-term service contracts with trusted suppliers to meet their equipment requirements. In order to capitalize on this trend, we operate rental yards on-site at the facilities of some of our largest industrial or non-construction customers pursuant to one to five year agreements that generally may be cancelled by either party upon 30 days’ notice. Under these agreements, we typically agree to service all of our customers’ equipment rental needs, including products we do not typically rent. The purpose of our one to five year agreements is to provide a framework for the business relationship in the event future rental transactions occur. Specifically, these agreements establish, among other things, the term of the onsite rental yard, administrative responsibilities, equipment availability, pricing, jobsite conditions, invoicing, dispute resolution, and other responsibilities. The fact that we operate an onsite rental yard is not a guarantee that a customer will have a rental need. Revenue is recognized if and when a customer rents equipment from one of our onsite yards at which time a separate rental agreement is executed. Rental revenue, which accrues in accordance with the rates outlined in the service contract, is recognized over the applicable rental period. We have also developed a proprietary software application, Total Control®, which provides our industrial or non-construction customers with a single in-house software application that enables them to monitor and manage all their rental equipment. This software can be integrated into the customers’ enterprise resource planning system. Total Control® is a unique customer service tool that enables us to develop strong, long-term relationships with our larger customers. Our customers are not charged for the use of Total Control®, nor do we charge higher rates for rental equipment rented through Total Control®.

Customer Service. To ensure prompt response to customer needs, we operate a 24/7 in-house call center, which we believe gives us a competitive advantage by providing our customers full access to all our employees on call, enabling appropriate support at any time. Our in-house call center staff is highly trained and has access to our customer related databases providing clients with best-in-class service. We also pursue a number of initiatives to assess and enhance customer satisfaction. Using an independent third party, we contact approximately 20,000 of our customers annually to determine their overall satisfaction levels. We also use an independent third party to test the quality of our service levels by performing secret shop calls to evaluate effectiveness with customers, identify coaching opportunities and to evaluate courtesy and staff knowledge.

Industry Overview

Based on industry sources, we estimate the U.S. construction equipment rental industry had rental revenues of approximately $25 billion in 2011. This represents a compound annual growth rate of approximately 6.5% since 1990.

The industry’s principal end-markets for rental equipment are industrial or non-construction and construction markets. While the construction industry has to date been the principal user of rental equipment, industrial or non-construction companies, utilities and others are increasingly using rental equipment for plant maintenance, turnaround projects and other operations. According to U.S. Department of Commerce data (which is preliminary and has not been adjusted for inflation), the value of non-residential construction put in place in the United States decreased 9% in 2009 compared to 2008, and decreased 15% in 2010 compared to 2009. For the eleven months ended November 30, 2011 the value of non-residential construction put in place in the United States decreased 3% compared to the eleven months ended November 30, 2010.

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

Fleet

As of December 31, 2011, our rental fleet had an original equipment fleet cost of $2.7 billion covering over 900 categories of equipment, and in 2011, our rental revenues were $1,312.5 million. Rental terms for our equipment vary depending on the customer’s needs, and the average rental term in 2011 was approximately 13 days. We believe that the size of our purchasing program and the relative importance of our business to our suppliers allow us to purchase fleet at favorable prices and on favorable payment terms. We believe that our highly disciplined approach to acquiring, deploying, sharing, maintaining and divesting our fleet represents a key competitive advantage. The following table provides a breakdown of our fleet in terms of original equipment fleet cost as of December 31, 2011.

Equipment Rental Fleet Breakdown

As of December 31, 2011	% of Total
Aerial work platform (AWP) booms	31.4
Fork lifts	21.5
Earth moving	15.3
AWP scissors	9.2
Trucks	5.9
Air compressors	4.1
Generators/Light towers	3.8
Compaction	2.1
Other	6.7

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

We made proprietary improvements to our information management systems to integrate our maintenance and reservation management systems, which prioritize equipment repairs based on customer reservations and time in shop. The majority of major repairs are outsourced to enable us to focus on maintenance and parts replacement. We implemented a rigorous preventive maintenance program that increases reliability, decreases maintenance costs and improves fleet availability and the ultimate sales price we realize on the sale of used equipment. At December 31, 2011, 98% of our fleet was current on its manufacturer’s recommended preventive maintenance.

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

Generally, we purchase rental equipment from two suppliers for each major category that we offer for rent. We believe that while selectively partnering with these existing suppliers, if needed, we could readily replace any of the suppliers if it were no longer advantageous to purchase equipment from them. Our major equipment suppliers include companies such as JLG, Skyjack, Bobcat and John Deere. In 2011, we purchased $616.2 million of new rental equipment compared to $327.1 million and $46.4 million in 2010 and 2009, respectively.

Fleet Condition. We believe our diverse equipment fleet is one of the best maintained and most reliable among our key competitors. At December 31, 2011, the average age of our fleet was 42 months, which improved from 44 months at December 31, 2010 due primarily to capital purchases. Through our fleet management process discussed above under “Fleet Management Process,” we actively manage the condition of our fleet to provide customers with well- maintained and reliable equipment and to support our premium pricing strategy.

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

Sales Force. We believe that our sales force is one of the industry’s most productive and highly trained. As of December 31, 2011, we had an inside sales team performing a variety of functions such as handling inbound customer rental requests and servicing customers at each branch and outside sales employees servicing existing customers and soliciting new business on construction or industrial sites. Our sales force uses a customer relationship software application to target customers in their specific area, and we develop customized marketing programs for use by our sales force by analyzing each customer group for profitability, buying behavior and product selection. In 2010, we converted our customer relationship management system from a proprietary platform to Salesforce.com. All members of our sales force are required to attend in-house training sessions to develop product and application knowledge, sales techniques and financial acumen. Our sales force is supported by regional sales and marketing managers, district sales managers and corporate marketing and sales departments.

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

Intellectual Property

We have registered the marks RSC and RSC Equipment Rental and certain other trademarks in the United States and Canada. We have not registered all of the trademarks we own and use in the business. Generally, registered trademarks have perpetual life, provided that the trademarks are renewed on a timely basis and continue to be used properly as trademarks.

Competition

The equipment rental industry is highly competitive and highly fragmented, with a few companies operating on a national scale and a large number of companies operating on a regional or local scale. We are one of the principal national-scale industry participants in the United States and Canada; the other national-scale industry participants being URI, Hertz Equipment Rental Corporation and Sunbelt Rentals. Certain of our key regional competitors are Neff Rental, Inc., NES, Ahern Rentals, Inc. and Sunstate Equipment Co. A number of individual Caterpillar dealers also participate in the equipment rental market in the United States and Canada.

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

The industrial or non-construction market generated approximately 60% of our rental revenues during the year ended December 31, 2011, while the construction market generated approximately 40% of our rental revenues. During 2009 both the industrial or non-construction and the construction market had weakened, resulting in a decrease in the demand for our rental equipment and downward pressure on our rental rates. During the second quarter of 2010 and continuing throughout the remainder of 2010, market conditions improved. This translated into strengthening demand for our rental equipment which continued into 2011, resulting in increased fleet on rent of 18.7% at December 31, 2011 as compared to December 31, 2010. The improvement in fleet on rent was achieved through increased utilization in 2011, which was 68.8%, 63.7% and 57.6% for the three years ending December 31, 2011, 2010 and 2009, respectively.

Although economic conditions in our underlying end markets remained relatively unchanged in 2011, we experienced increased demand for rental equipment. We believe that the increased demand in excess of the improvements in our end markets was generated by our customers increased willingness to rent rather than purchase equipment. We responded to this increase in demand by investing $616.2 million in rental fleet and improving utilization to 68.8% for the year ended December 31, 2011 or 510 basis points from 63.7% for the year ended December 31, 2010. Rental rates increased 4.9% in the year ended December 31, 2011.

We expect that the demand for rental equipment will continue to outpace our underlying end markets in the first quarter of 2012. We also expect fleet on rent, utilization and rental revenues to continue to compare favorably to the prior year during the first quarter of 2012. Rental rates are directly related to rental demand and we expect positive growth during the first quarter of 2012 over those rates achieved in the first quarter of 2011.

Employees

As of December 31, 2011, we had 4,721 employees. Employee benefits in effect include group life insurance, medical and dental insurance and a defined contribution benefit plan. Labor contracts covering the terms of employment of approximately 182 of our employees are presently in effect under 16 collective bargaining agreements with local unions relating to 31 separate rental locations in 15 U.S. states. We may be unable to negotiate new labor contracts on terms advantageous to us or without labor interruptions. We have had no material work stoppage as a result of labor problems during the last nine years. We believe our labor relations to be good.

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

We have two facilities that are in various stages of environmental remediation. Our activity primarily relates to investigating and remediating soil and groundwater contamination at these facilities, which contamination may have been caused by historical operations (including operations conducted prior to our involvement at a site) or releases of regulated materials from underground storage tanks or other sources.

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

Transportation, Delivery and Sales Fleet

We lease vehicles for transportation and delivery of rental equipment and vehicles used by our sales force under capital leases with leases typically ranging from 50 to 96 months. Our delivery fleet includes tractor trailers, delivery trucks and service vehicles. The vehicles used by our sales force are primarily pickup trucks. Capital lease obligations amounted to $92.2 million and $77.8 million at December 31, 2011 and 2010, respectively, and we had approximately 3,862 and 3,600 units leased at December 31, 2011 and 2010, respectively.

Management

Set forth below are the names, ages and positions of our executive officers as of January 26, 2012.

Name	Age	Position
Erik Olsson	49	President, Chief Executive Officer and Director
Patricia Chiodo	46	Senior Vice President and Chief Financial Officer
Juan Corsillo	45	Senior Vice President Sales, Marketing and Corporate Operations
Kevin Groman	41	Senior Vice President, General Counsel and Corporate Secretary
Phillip Hobson	44	Senior Vice President, Operations
Mark Krivoruchka	57	Senior Vice President, Human Resources
David Ledlow	52	Senior Vice President, Operations

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

Risks Related to Our Business

Our business has been and may continue to be hurt by an economic downturn, a decline in construction or industrial or non-construction activities, or a decline in the amount of equipment that is rented.

Weakness in construction or industrial or non-construction activity, or a decline in the desirability of renting equipment, may decrease the demand for our equipment or depress the prices we charge for our products and services. In addition, an economic downturn in those regions where we have significant operations could disproportionately harm our financial condition, results of operations and cash flows. We have identified below certain factors which may cause weakness, either temporary or long-term, in the construction and industrial or non-construction, sectors:

•	weakness or a downturn in the overall economy, including the onset of, or prolonged exposure to, a recession;

•	reduced access to capital markets for our customers’ funding of projects due to a weakness or downturn in the overall economy or otherwise;

•	a decrease in expected levels of infrastructure spending, including lower than expected government funding for economic stimulus;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions or natural disasters, including an active hurricane season in the Gulf of Mexico region, where we have a large concentration of customers; or

•	terrorism or hostilities involving the United States or Canada.

A weakness in the construction and industrial or non-construction sectors caused by these or other factors would harm our revenues, financial condition, profitability and cash flows as well as our ability to service debt, and may reduce residual values realized on the disposition of our rental equipment, negatively impacting our borrowing availability.

We face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations.

The equipment rental industry is highly competitive and highly fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national equipment rental companies like ourselves, to smaller multi-regional companies and small, independent businesses with a limited number of locations. We also may compete with dealers who both sell and rent equipment directly to customers and the open market for used equipment. Some of our principal competitors are less leveraged than we are, have greater financial resources, may be more geographically diversified, may have greater name recognition than we do and may be better able to withstand adverse market conditions within the industry. We generally compete on the basis of, among other things, quality and breadth of service, expertise, reliability, price and the size, mix and relative attractiveness of our rental equipment fleet, which is significantly affected by the level of our capital expenditures. If we are required to reduce or delay capital expenditures for any reason, including due to restrictions contained in the New Senior ABL Revolving Facility, or the indentures governing our Notes, the resulting aging of our rental equipment fleet may cause us to lose our competitive advantage and adversely impact our pricing. In addition, our competitors are competing aggressively on the basis of pricing and may continue to drive prices further down. To the extent that we choose to match our competitors’ downward pricing, it could harm our results of operations. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose customers and rental volume.

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

Our revenues and operating results have varied historically from period to period and may continue to do so. We have identified below certain factors which may cause our revenues and operating results to vary:

•

downturn in the North American economy, including the reduced access to capital markets for our customers’ funding of projects, or reduced government funding for infrastructure and other construction, any sustained periods of inflation or deflation, and the resulting negative impact it has on the financial strength of our customers or the cost of equipment that we purchase from our vendors;

•	changes in demand for our equipment or the prices we charge due to changes in economic conditions, competition or other factors;

•

the timing of expenditures for new equipment and the disposal of used equipment, including the ability to effectively and efficiently reduce our fleet size by selling in the open market for used equipment;

•	changes in the interest rates applicable to our variable rate debt;

•	general economic conditions in the markets where we operate;

•	the cyclical nature of our customers’ businesses, particularly those operating in the construction and industrial or non-construction sectors;

•	rental rate and fleet size changes in response to competitive factors;

•	our inability to maintain our price levels during long-term periods of economic decline;

•	bankruptcy or insolvency of our competitors leading to a larger than expected amount of used equipment in the open market;

•	bankruptcy or insolvency of our customers, thereby reducing demand for used rental equipment;

•	reduction in the demand for used equipment may result in lower sales prices and volume for used equipment sales;

•	aging of our fleet, ultimately resulting in lower sales prices and volume for used equipment sales;

•	seasonal rental patterns, with rental activity tending to be lowest in the winter;

•	severe weather and seismic conditions temporarily affecting the regions where we operate;

•	downturn in oil and petrochemical-related sectors from which we derive a large share of our industrial revenue;

•	timing of acquisitions of companies and new location openings and related costs;

•	labor shortages, work stoppages or other labor difficulties;

•	other cost fluctuations, such as costs for employee-related compensation and healthcare benefits;

•	disruptions of fuel supplies or increases in fuel prices;

•	enactment of and compliance with new regulations affecting our operations;

•	possible unrecorded liabilities of acquired companies;

•	our effectiveness in identifying and integrating acquired businesses and new locations into our existing operations;

•	our pending merger with URI; and

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

The construction market is currently experiencing a downturn which, if sustained, could harm our business, liquidity and results of operations.

Our business derives a material portion of its revenues from customers in the construction market and the general slowdown and volatility of the U.S. economy is having an adverse effect on this business. From time to time, our business that serves the construction industry has also been adversely affected in various parts of the country by declines in construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and reduced level of residential construction activity. Continued weakness in the U.S. economy and general uncertainty about current economic conditions will continue to pose a risk to our business as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which would have a continued material negative effect on the demand for our products.

Our reliance on available borrowings under the New Senior ABL Revolving Facility and cash from operating activities is necessary to operate our business and subjects us to a number of risks, many of which are beyond our control.

We rely significantly on available borrowings under the New Senior ABL Revolving Facility to operate our business. As of December 31, 2011, we had $628.1 million of available borrowings under the New Senior ABL Revolving Facility. The amount of available borrowings under the New Senior ABL Revolving Facility is determined by a formula, subject to maximum borrowings, that includes several factors, most significant of which is the orderly liquidation value (“OLV”), of our rental fleet. The OLV of our fleet is calculated by a third party and reflects the average of prices paid for used rental equipment at retail and auction. If our OLV were to decrease significantly, or if our access to such financing were unavailable, reduced, or were to become significantly more expensive for any reason, including, without limitation, due to our inability to meet the coverage ratio or leverage ratio tests in the New Senior ABL Revolving Facility, if such compliance was required, or to satisfy any other condition in the facilities or due to an increase in interest rates generally, we may not be able to fund daily operations which may cause material harm to our business, which could affect our ability to operate our business as a going concern. In addition, if any of our lenders experience difficulties that render them unable to fund future draws on the New Senior ABL Revolving Facility, we may not be able to access all or a portion of these funds, which could have similar adverse consequences.

In addition, if we are unable to generate excess cash from operating activities after servicing our debt due to negative economic or industry trends including, among others, those set forth above under “—Our business has been and may continue to be hurt by an economic downturn, a decline in construction or industrial or non-construction, activities or a decline in the amount of equipment that is rented” and “—We face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations,” and we are not able to finance new equipment acquisitions, we may not be able to make necessary equipment rental acquisitions at all.

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

All of our rental equipment consists of products that we purchase from various suppliers and manufacturers, and over the last several years, we have reduced the number of suppliers from which we purchase rental equipment to approximately two suppliers for almost all the major equipment categories that we offer for rent. We rely on these suppliers and manufacturers to provide us with equipment which we then rent to our customers. We have not entered into any long-term equipment supply arrangements with manufacturers. To the extent we are unable to rely on these suppliers and manufacturers, due to an adverse change in our relationships with them, if they fail to continue operating as a going concern due to the current economic environment or otherwise, if they significantly raised their costs, if a large amount of our rental equipment is subject to simultaneous recalls that would prevent us from renting such rental equipment for a significant period of time, or such suppliers or manufacturers simply are unable to supply us with equipment or needed replacement parts in a timely manner, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. We may experience delays in receiving equipment from some manufacturers due to factors beyond our control, including raw material shortages, and, to the extent that we experience any such delays, our business could be hurt by the resulting inability to service our customers and harm to our reputation. In addition, the payment terms we have negotiated with the suppliers that provide us with the majority of our equipment may not be available to us at a later time.

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

As our fleet of rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, will likely increase. As of December 31, 2011, the average age of our rental equipment fleet was approximately 42 months, down two months from 44 months at December 31, 2010. Rental fleet purchases, which totaled $616.2 million in the year ended December 31, 2011, were at a pace sufficient to slightly reduce the overall fleet age. The costs of maintenance may materially increase in the future. Any material increase in such costs could have a material adverse effect on our revenues, profitability and financial condition.

Our operational measures designed to increase revenue while continuing to control operating costs may not generate the improvements and efficiencies we expect.

We have responded to the economic slowdown by employing a number of operational measures designed to increase revenue while continuing to pursue our strategy of reducing operating costs where available. The extent to which these strategies will achieve the desired goals and efficiencies in 2012 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these measures in the manner we currently expect, we may not achieve the improvements or efficiencies we anticipate, or on the timetable we anticipate. There may be unforeseen productivity, revenue or other consequences resulting from our strategies that will adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability or margins.

The cost of new equipment we use in our rental equipment fleet could increase and therefore we may spend more for replacement equipment, and in some cases we may not be able to procure equipment on a timely basis due to supplier constraints.

The cost of new equipment used in our rental equipment fleet could increase, primarily due to factors beyond our control, such as inflation, complying with governmental regulations, higher interest rates, increased material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, and increases in the cost of fuel, which is used in the manufacturing process and in delivering equipment to us. Such increases could materially adversely impact our financial condition and results of operations in future periods. In addition, based on changing demands of our customers, the types of equipment we rent to our customers may become obsolete resulting in a negative impact to our financial condition based on the increased capital expenditures required to replace the obsolete equipment, and our potential inability to sell the obsolete equipment in the used equipment market.

An impairment of our goodwill could have a material non-cash adverse impact on our results of operations.

We review goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We have performed our annual impairment tests for goodwill during the fourth quarter of 2011 and based on our analyses, there was no goodwill impairment recognized during 2011. If we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill in the future, which could have a material adverse impact on our results of operations and financial condition.

Our rental equipment fleet is subject to residual value risk upon disposition.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	wear and tear on the equipment relative to its age and the performance of preventive maintenance;

•	the existence and capacities of different sales outlets;

•	the time of year that it is sold;

•	the age of the equipment at the time it is sold;

•	worldwide and domestic demand for used equipment, including the amount of used equipment we, along with our competitors, supply to the used equipment market; and

•	general economic conditions.

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

Acquisition related activities could disrupt our business or have an adverse effect on our results of operations.

From time to time we may consider pursuing mergers or acquisitions, which may be significant. Any future material merger or acquisition would involve numerous risks including, without limitation:

•	potential disruption of our ongoing business and distraction of management, including the failure to pursue other beneficial opportunities;

•	difficulty integrating the acquired business;

•	availability of borrowed funds or common stock with sufficient market price to complete the acquisition;

•	ability to obtain any requisite government or regulatory approvals;

•

potential diversion of management and employee attrition, during the period prior to the completion of a potential merger or acquisition, and the potential effect on our business and relations with customers, service providers and other stakeholders, whether or not the potential merger or acquisition is completed;

•

restrictions on the conduct of business prior to the completion of a proposed merger or acquisition, which may delay or prevent the undertaking of various business opportunities that may arise pending completion of the potential merger or acquisition;

•	failure to achieve anticipated synergies, economies of scale and cost reductions within an expected time period;

•	contractual restrictions that limit our ability to pursue alternative opportunities;

•	damage to reputation and goodwill and payment of applicable termination fees and expenses due to failure to consummate a proposed merger or acquisition;

•	potential for lawsuits and adverse judgments that may prevent a proposed merger or acquisition from becoming effective or becoming effective within the expected timeframe; and

•	exposure to unknown, unexpected or unrecorded liabilities.

If we make acquisitions in the future, acquisition-related accounting charges may affect our balance sheet and results of operations. In addition, the financing of any significant merger or acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. We may not be successful in addressing these risks or any other problems encountered in connection with any mergers or acquisitions. For risk factors specifically related to the Merger, see “Risks Related to the Merger”.

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

We have exposure to counterparties with which we execute transactions, including U.S. and foreign commercial banks, insurance companies, investment banks, investment funds and other financial institutions, some of which may be exposed to bankruptcy, liquidity, default or similar risks, especially in connection with recent financial market turmoil. Many of these transactions could expose us to risk in the event of the bankruptcy, receivership, default or similar event involving a counterparty. For example, as of December 31, 2011, we had $628.1 million of available borrowings under the New Senior ABL Revolving Facility. If any of the lenders that are parties to the New Senior ABL Revolving Facility experience difficulties that render them unable to fund future draws on the facility, we may not be able to access all or a portion of these funds. The inability to make future draws on the New Senior ABL Revolving Facility or any new revolving facilities could have a material adverse effect on our liquidity which could negatively affect our business, results of operations or ability to maintain the overall quality of our rental equipment fleet.

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

We establish and regularly evaluate our loss reserves to address claims, or portions thereof, not covered by our insurance policies. If we are found liable for any significant claims that exceed our loss reserves or are not covered by insurance, our liquidity and operating results could be materially adversely affected. It is possible that our insurance carrier may disclaim coverage for any class action and derivative lawsuits against us. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or not available at all. In addition, whether we are covered by insurance or not, certain claims may have the potential for negative publicity surrounding such claims, which could adversely affect our business and lead to lower revenues, as well as additional similar claims being filed.

We may be unable to maintain an effective system of internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002 and other related provisions of the U.S. securities laws.

We are required to file certain reports, including annual and quarterly periodic reports, under the Exchange Act. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every reporting company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting. An independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. Compliance with the reporting obligations under the U.S. securities laws places additional burdens on our management, operational and financial resources and systems. To the extent that we are unable to maintain effective internal control over financial reporting and/or disclosure controls and procedures, we may be unable to produce reliable financial reports and/or public disclosure, detect and prevent fraud and comply with the reporting obligations under the U.S. securities laws, on a timely basis. Any such failure could harm our business or result in the violation of the reporting covenant in the indentures governing the Notes and the New Senior ABL Revolving Facility. In addition, failure to maintain effective internal control over financial reporting and/or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure and a loss of customers, which in turn could harm our business.

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

Our costs of doing business could increase as a result of changes in federal, state, provincial or local regulations.

Our operations are principally affected by various statutes, regulations and laws in the U.S. states and Canadian provinces in which we operate. While we are not engaged in a “regulated” industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, transportation, information security and privacy, labor and employment practices, competition, immigration and other matters. In addition, certain new or proposed regulations with respect to the banking and finance industries, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and amendments to Regulation AB, could restrict our access to certain financing arrangements and increase our financing costs, which could have a material adverse impact on our financial position and results of operations. Further, we may be indirectly exposed to changes in regulations which affect our customers. Changes in federal, state, provincial or local regulations governing our business could increase our costs of doing business. Moreover, changes to federal, state, provincial and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements. We cannot predict whether future developments in law and regulations concerning our businesses will affect our business financial condition and results of operations in a negative manner.

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

Oak Hill and RSC Holdings are the current parties to an Amended and Restated Stockholders Agreement dated October 6, 2011 (the “Stockholders Agreement”), pursuant to which Oak Hill currently has the right to nominate three members of RSC Holdings’ Board of Directors. As of December 31, 2011, Oak Hill owned 33.4% of the outstanding shares of our common stock and may exercise control over matters requiring stockholder approval of our policies and affairs. Due to the Stockholders Agreement, Oak Hill has significant influence with respect to: (1) the election of RSC Holdings’ Board of Directors; (2) the approval or disapproval of any other matters requiring stockholder approval; and (3) the affairs, policies and direction of our business. The interests of RSC Holdings’ existing stockholders may conflict with the interests of other security holders. In addition, actual or possible sales, transfers or distributions of substantial amounts of our common stock by Oak Hill, or the perception of the forgoing by investors, may cause the trading price of our common stock to decline and could adversely affect our ability to obtain financing in the future.

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

Risks Related to the Merger

Failure to consummate the Merger could adversely affect our business, financial condition and results of operations.

The Merger is subject to many conditions which must be satisfied or waived in order to complete the Merger, including, but not limited to, receipt of the requisite RSC Holdings and URI stockholder approvals and receipt of the necessary regulatory consents (including anti-trust) and approvals. Although we expect, as of the date of this Annual Report on Form 10-K, to consummate the Merger, it is possible that the Merger may not occur. If the Merger is not completed for any reason, the price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the Merger will be completed or based on the market’s perception as to why the Merger was not completed. In addition, if the Merger is not consummated a comparable transaction may not occur in the future.

We may also be subject to additional risks if the Merger is not completed, including:

•	under certain circumstances specified in the Merger Agreement, we may be required to pay URI a termination fee of $60 million or reimburse the expenses of URI up to a maximum of $20 million;

•	substantial costs related to the Merger, such as legal, accounting, filing, financial advisory and financial printing fees may not be recovered; and

•	potential disruption to our business and distraction of our workforce and management team.

There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed.

Whether or not the Merger is consummated, the announcement and pendency of the transaction creates uncertainty and could impact or cause disruption in our business and could adversely affect our business and results of operations.

While the Merger is pending the attention of our management may be directed towards the completion of the Merger and may be diverted from the day to day business operations of RSC. In addition, uncertainty about the effects of the Merger on employees and members may have an adverse effect on us. Although we are taking steps to reduce any adverse effects, these uncertainties may impair their ability to attract, retain and motivate key personnel until the transaction is completed and for a period of time thereafter. Additionally, the uncertainty could cause our customers, suppliers, partners and others that deal with us to defer entering into contracts with us or making other decisions concerning RSC or seek to change or cancel existing business relationships with us. The uncertainty and difficulty of integration in the combined company could also cause our key employees to lose motivation or leave their employment.

The Merger Agreement also restricts us from taking certain actions (including, among others, making certain acquisitions, amending organizational documents, making, declaring or paying certain dividends, entering into certain material contracts and incurring certain indebtedness) until the Merger is completed or the Merger Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business in response to events or circumstances that may arise prior to the completion of the Merger. We may also become subject to lawsuits and adverse judgments related to the Merger, causing disruption in our business.

The Merger is subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or that could delay or, if not obtained, could prevent completion of the Merger.

Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Competition Act (Canada), the Merger cannot be completed until each of URI and RSC Holdings has made the required notifications and given certain information and materials to the Federal Trade Commission and/or the Department of Justice in the United States and the Commissioner of Competition in Canada and the specified waiting periods have expired or been terminated. Although each of URI and RSC Holdings has agreed in the Merger Agreement to use its reasonable best efforts to obtain the requisite governmental approvals, the necessary approvals may not be obtained, and there may be adverse consequences to our business resulting from the failure to obtain these regulatory approvals or from conditions that could be imposed in connection with obtaining these approvals, including divestitures or other operating restrictions upon RSC Holdings and its subsidiaries.

The Merger Agreement limits RSC’s ability to pursue alternatives to the Merger.

Under the Merger Agreement, RSC Holdings has agreed that it will not solicit, initiate or knowingly encourage any inquiries or proposals, engage in, continue or otherwise participate in any discussions or negotiations, or provide to any person any non-public information or data, in each case regarding any “acquisition proposal” (as defined in the Merger Agreement) or otherwise knowingly facilitate any effort or attempt to make such an acquisition proposal. These restrictions are, however, subject to certain limited exceptions. Additionally, RSC Holdings is subject to such “no-shop” provisions until the earlier of (i) the effective time of the Merger and (ii) the termination of the Merger Agreement in accordance with its terms. Furthermore, under specified circumstances, RSC Holdings or URI may be required to pay a termination fee of $60 million to the other party if the Merger is not completed, including in the event RSC Holdings or URI breaches its “no-shop” provisions in any material respect or terminates the Merger Agreement to accept a “superior proposal” (as defined in the Merger Agreement). RSC Holdings or URI may also be required to reimburse the other party for its expenses, up to a maximum amount of $20 million under certain circumstances, in the event its stockholders do not approve the adoption of the Merger Agreement.

These provisions may discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of RSC Holdings from considering or proposing that acquisition even if it were prepared to pay consideration with a higher price per share than that to be paid in the Merger, or may result in a potential competing acquiror proposing to pay a lower per share price to acquire RSC Holdings than it might otherwise have proposed to pay.

Risks Related to Our Indebtedness

We have substantial debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business and make payments on our indebtedness.

We have a substantial amount of debt. As of December 31, 2011, we had $2,322.3 million of debt outstanding. Our substantial debt could have important consequences. For example, it could:

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

•	cause credit rating agencies to lower our credit ratings, which would increase our cost of borrowing and could adversely affect our access to capital markets;

•	place us at a competitive disadvantage to our competitors with proportionately less debt or comparable debt at more favorable interest rates;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit us or our subsidiaries from doing so. As of December 31, 2011, our New Senior ABL Revolving Facility provided us commitments for additional aggregate borrowings of approximately $1,210.0 million subject to, among other things, our maintenance of a sufficient borrowing base under such facility. The New Senior ABL Revolving Facility permits additional borrowings beyond the committed financing under such facility under certain circumstances. If new indebtedness is added to our current debt levels, the related risks that we now face would increase. In addition, the instruments governing our indebtedness do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness.

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

In addition, under the New Senior ABL Revolving Facility, we will become subject to additional borrowing base reporting requirements upon excess availability falling below $100.0 million. In addition, we will come under close supervision by our lenders and we will then be subject to financial covenants, including covenants that will obligate us to maintain (1) a specified leverage ratio of 5.00 to 1.00, and (2) a specified fixed charge coverage ratio of 1.00 to 1.00 upon excess availability falling below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility. Our ability to comply with these covenants in future periods and our available borrowing capacity under the New Senior ABL Revolving Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy.

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

Our ability to make scheduled payments on or to refinance our obligations under, our debt, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to financial and business factors, many of which may be beyond our control. We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness, restrict our ability to dispose of assets and use the proceeds from any such dispositions. We may not be able to consummate those sales, or if we do, the timing of any such sales may not be advantageous to us and the proceeds that we realize may not be adequate to meet debt service obligations when due.

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

As of December 31, 2011, substantially all of our consolidated assets, including our equipment rental fleet, had been pledged for the benefit of the lenders under our New Senior ABL Revolving Facility and the holders of the 2017 Notes. As a result, the lenders under such facility and the holders of the 2017 Notes would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay all of our creditors and holders of our unsecured indebtedness may receive less, ratably, than the holders of our secured debt, and may not be fully paid, or may not be paid at all, even when other creditors receive full payment for their claims. In that event, holders of our equity securities would not be entitled to receive any of our assets or the proceeds therefrom. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

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

Risks Related to our Common Stock and Market and Economic Factors

Our operating and financial performance in any given period might not meet the guidance we may have provided to the public.

We may provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future, and is useful to our investors and potential investors, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Actual results may differ from the projected guidance we may provide. If in the future, our operating or financial results for a particular period do not meet the guidance we may provide, or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of RSC Holdings’ common stock could significantly decline.

The certificate of incorporation, and by-laws of RSC Holdings and Delaware law may discourage takeovers and business combinations that its stockholders might consider in their best interests.

A number of provisions in the certificate of incorporation and by-laws of RSC Holdings may have the effect of delaying, deterring, preventing or rendering more difficult a change in control of RSC Holdings that our stockholders might consider in their best interests. These provisions include:

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

The certificate of incorporation and by-laws of RSC Holdings may also make it difficult for stockholders to replace or remove RSC Holdings management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of its stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, we operated through an integrated network of 440 rental locations across 43 states in the United States and three Canadian provinces. Of these locations, 422 were in the United States and 18 were in Canada. As of December 31, 2010, we operated 454 rental locations. Of these locations, 435 were in the United States and 19 were in Canada. We lease the real estate for all but three of our locations. The majority of our locations have remaining lease terms of less than 60 months and contain renewal options.

Our rental locations are generally situated in industrial or commercial zones. The typical location is approximately 8,500 square feet in size, located on approximately 2.0 acres and includes a customer service center, an equipment service area and storage facilities for equipment. Our corporate headquarters are located in Scottsdale, Arizona, where we occupy approximately 44,825 square feet under a lease that expires in 2013.

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

Dividends

RSC Holdings did not declare or pay any cash dividends on its common stock during fiscal year 2011 or 2010. RSC Holdings does not have a formal dividend policy. The Board of Directors periodically considers the advisability of declaring and paying dividends in light of existing circumstances. RSC Holdings ability to pay dividends to holders of its common stock is limited as a practical matter by the New Senior ABL Revolving Facility and the indentures governing the Notes, insofar as RSC Holdings may seek to pay dividends out of funds made available to it, because its subsidiaries’ debt facilities directly or indirectly restrict its subsidiaries’ ability to pay dividends or make loans to it.

Recent Performance

Stock Performance Graph. The performance graph and related information shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total stockholders’ return on RSC Holdings common stock with the Russell 2000 index and a peer group. The peer group consists of 14 companies that have the same standard industrial classification code (“SIC”) as RSC Holdings as well as 3 companies that have similarities to RSC Holdings but which have different SIC codes. RSC Holdings’ SIC code description is 7359—Services-Equipment Rental & Leasing, NEC. The results are based on an assumed $100 invested on May 23, 2007, the day our common stock began trading or April 30, 2007 in the index, including reinvestment of dividends, through December 31, 2011.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share data)
Consolidated statements of operations data:
Revenues:
Equipment rental revenue	$1,312,507	$1,060,266	$1,073,021	$1,567,254	$1,543,175
Sale of merchandise	55,241	49,313	51,951	72,472	80,649
Sale of used rental equipment	154,466	124,845	158,482	125,443	145,358

Total revenues	1,522,214	1,234,424	1,283,454	1,765,169	1,769,182

Cost of revenues:
Cost of equipment rentals, excluding depreciation	651,651	563,513	540,945	685,600	634,215
Depreciation of rental equipment	300,377	272,610	285,668	317,504	295,248
Cost of merchandise sales	36,817	35,701	36,743	49,370	53,936
Cost of used rental equipment sales	101,141	104,491	148,673	90,500	103,076

Total cost of revenues	1,089,986	976,315	1,012,029	1,142,974	1,086,475

Gross profit	432,228	258,109	271,425	622,195	682,707

Operating expenses:
Selling, general and administrative	183,145	146,791	148,163	175,703	163,465
Merger costs and management fees (1)	10,954	—	—	—	23,000
Depreciation and amortization of non-rental equipment and intangibles	42,427	40,213	43,984	49,567	46,226
Other operating gains, net	(4,000)	(5,592)	(517)	(1,010)	(4,850)

Total operating expenses, net	232,526	181,412	191,630	224,260	227,841

Operating income	199,702	76,697	79,795	397,935	454,866
Interest expense, net	224,518	194,471	189,689	201,849	243,908
Loss (gain) on extinguishment of debt, net (2)	15,342	—	(13,916)	—	9,570
Other expense (income), net	260	(539)	707	658	(1,126)

(Loss) income before (benefit) provision for income taxes	(40,418)	(117,235)	(96,685)	195,428	202,514
(Benefit) provision for income taxes	(10,514)	(43,719)	(37,325)	72,939	79,260

Net (loss) income	$(29,904)	$(73,516)	$(59,360)	$122,489	$123,254

Weighted average shares outstanding used in computing net (loss) income per common share:
Basic and diluted	1,000	1,000	1,000	1,000	1,000

Net (loss) income per common share:
Basic and diluted	$(29.90)	$(73.52)	$(59.36)	$122.49	$123.25

	Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Other financial data:
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	$342,804	$312,823	$329,652	$367,071	$341,474
Capital expenditures:
Rental	$616,159	$327,107	$46,386	$258,660	$580,194
Non-rental	11,837	5,766	4,952	15,319	20,674
Proceeds from sales of rental equipment and non-rental equipment	(161,539)	(127,796)	(170,975)	(131,987)	(156,678)
Insurance proceeds from rental equipment and property claims	—	(4,368)	(5,267)	—	—

Net capital expenditures (inflows)	$466,457	$200,709	$(124,904)	$141,992	$444,190

Other operational data (unaudited):
Fleet utilization (3)	68.8%	63.7%	57.6%	70.1%	72.8%
Average fleet age at period end (months)	42	44	40	33	26
Employees (4)	4,721	4,427	4,153	5,014	5,486
Original equipment fleet cost at period end (in millions) (5)	$2,666	$2,345	$2,324	$2,695	$2,670

Consolidated balance sheet data:
Rental equipment, net	$1,573,193	$1,336,424	$1,384,999	$1,766,978	$1,929,514
Total assets	3,140,973	2,717,975	2,772,012	3,297,228	3,473,380
Debt	2,322,282	2,069,181	2,172,109	2,569,067	2,736,225
Total liabilities	3,179,392	2,755,252	2,748,371	3,254,108	3,517,478
Total stockholders’ (deficit) equity	(38,419)	(37,277)	23,641	43,120	(44,098)

(1)	In 2011, in connection with our pending Merger with URI we incurred approximately $7.7 million of transaction expenses and paid approximately $3.3 million in discretionary bonuses to certain members of our senior management team related to the execution of the Merger Agreement.

In conjunction with the Recapitalization, we entered into a monitoring agreement whereby we would pay management fees of $1.5 million per quarter to the Sponsors. The monitoring agreement was terminated in connection with our 2007 initial public offering and a $20.0 million termination fee (also included in management fees) was paid.

(2)	Loss on extinguishment of debt, net was $15.3 million for the year ended December 31, 2011 and consists of (i) the write-off of $5.1 million of unamortized deferred financing costs associated with our Second Lien Term Facility, which we repaid in January 2011, (ii) the write-off of $2.2 million of unamortized deferred financing costs and $5.6 million of call premiums associated with partial repayment of our 2014 Notes in February 2011, and (iii) the write-off of $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which was replaced with the New Senior ABL Revolving Facility in February 2011.

(Gain) on extinguishment of debt, net for the year ended December 31, 2009 consists of a $17.6 million net gain from the repayment of debt outstanding under the Second Lien Term Facility offset by a $3.7 million loss associated with the repayment of our Old Senior ABL Term Loan. The $17.6 million net gain associated with the repayment of our Second Lien Term Facility includes a $26.9 million gain, which represents the difference between the carrying value of debt repaid under the Second Lien Term Facility and the repurchase price offset by $2.9 million of creditor and third party fees incurred in connection with the repayment and the associated amendments to our Old Senior ABL Facilities credit agreement and Second Lien Term Facility agreement as well as $6.4 million of unamortized deferred financing costs that were expensed. The $3.7 million loss from the our Old Senior ABL Term Loan includes $1.4 million of creditor fees incurred to amend the Old Senior ABL Facilities credit agreement in connection with the repayment of the Old Senior ABL Term Loan and $2.3 million of unamortized deferred financing costs that were expensed.

Loss on extinguishment of debt, net for the year ended December 31, 2007 includes a $4.6 million prepayment penalty related to the $230.7 million repayment of Second Lien Term Facility debt and the write-off of $5.0 million of deferred financing costs associated with the repayment.

(3)	Fleet utilization is defined as the average aggregate dollar value of equipment rented by customers (based on original equipment fleet cost) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on original equipment fleet cost) during the relevant period.

The following table shows the calculation of fleet utilization for each period presented.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in millions)
Average aggregate dollar value of all equipment owned (original cost)	$2,551.2	$2,339.9	$2,484.7	$2,731.2	$2,535.7
Average aggregate dollar value of equipment on rent	1,756.5	1,491.0	1,431.5	1,913.9	1,844.9
Fleet utilization	68.8%	63.7%	57.6%	70.1%	72.8%

(4)	Employee count is given as of the end of the period indicated and the data reflects the actual headcount as of each period presented.

(5)	Original Equipment Fleet Cost (“OEC”) is defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the largest equipment rental providers in North America. We operate through an integrated network of 440 rental locations across ten regions in 43 U.S. states and three Canadian provinces and service customers primarily in the industrial or non-construction, and construction markets. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, aerial work platform booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for customers’ maintenance, repair and operations and new equipment.

For the years ended December 31, 2011, 2010 and 2009, we generated approximately 86.2%, 85.9% and 83.6% of our revenues from equipment rentals, respectively, and we derived the remaining 13.8%, 14.1% and 16.4% of our revenues from sales of used rental equipment, merchandise and other related items, respectively.

The following table summarizes our total revenues, loss before benefit for income taxes and net loss for the years ended December 31, 2011, 2010 and 2009 (in 000s):

	Years Ended December 31,
	2011	2010	2009
Total revenues	$1,522,214	$1,234,424	$1,283,454
Loss before benefit for income taxes	(40,418)	(117,235)	(96,685)
Net loss	(29,904)	(73,516)	(59,360)

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

	Years Ended December 31,
	2011	2010	2009
Adjusted EBITDA (in millions) (a)	$560.5	$393.3	$413.7
Fleet utilization (b)	68.8%	63.7%	57.6%
Average fleet age at period end (months) (c)	42	44	40
Original equipment fleet cost at period end (in millions) (d)	$2,666	$2,345	$2,324

(a)	Defined as consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including (gain) loss on extinguishment of debt, net, merger costs, share-based compensation and other (income) expense, net. Adjusted EBITDA is not a recognized measure under GAAP. See reconciliation between net (loss) income and Adjusted EBITDA and reconciliation between net cash provided by operating activities and Adjusted EBITDA under “Liquidity and Capital Resources - Adjusted EBITDA”.

(b)	Defined as the average aggregate dollar value of equipment rented by customers (based on Original Equipment Fleet Cost or “OEC”) during the relevant period, divided by the average aggregate dollar value of all equipment owned (based on OEC) during the relevant period.

(c)	Defined as the number of months since an equipment unit was first placed in service, weighted by multiplying individual equipment ages by their respective original costs and dividing the sum of those individual calculations by the total original cost. Equipment refurbished by the original equipment manufacturer is considered new.

(d)	Defined as the original dollar value of rental equipment purchased from the original equipment manufacturer (“OEM”). Fleet purchased from non-OEM sources is assigned a comparable OEC dollar value at the time of purchase.

During the year ended December 31, 2011, our Adjusted EBITDA increased $167.2 million, or 42.5%, from $393.3 million in 2010 to $560.5 million in 2011. The increase is due primarily to a $164.1 million increase in equipment rental margins, excluding depreciation, and by a $33.0 million increase in used rental equipment sales margins. Equipment rental margins were higher during 2011 due to a 4.9% increase in rental rates and improved operating efficiencies. Used rental equipment sales margins were higher during 2011 due to an improvement in margins on used rental equipment sold through both retail and auction channels.

For the year ended December 31, 2011 our fleet utilization increased 510 basis points as compared to the prior year. The increase was due to rising demand for our rental equipment. Market conditions improved during 2011 resulting in strengthening demand for our rental equipment as fleet on rent increased approximately 18.7% at December 31, 2011 as compared to December 31, 2010. This compares to an increase of approximately 22.8% at December 31, 2010 as compared to December 31, 2009.

Average fleet age at December 31, 2011 was 42 months, down two months, from 44 months at December 31, 2010. Rental fleet purchases, which totaled $616.2 million in the year ended December 31, 2011, were at a pace sufficient to slightly reduce overall fleet age.

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

The industrial or non-construction market generated approximately 60% of our rental revenues during the year ended December 31, 2011, while the construction market generated approximately 40% of our rental revenues. During 2009 both the industrial or non-construction and the construction market had weakened, resulting in a decrease in the demand for our rental equipment and downward pressure on our rental rates. During the second quarter of 2010 and continuing throughout the remainder of 2010, market conditions improved. This translated into strengthening demand for our rental equipment which continued into 2011, resulting in increased fleet on rent of 18.7% at December 31, 2011 as compared to December 31, 2010. The improvement in fleet on rent was achieved through increased utilization in 2011, which was 68.8%, 63.7% and 57.6% for the three years ending December 31, 2011, 2010 and 2009, respectively.

Although economic conditions in our underlying end markets remained relatively unchanged in 2011, we experienced increased demand for rental equipment. We believe that the increased demand in excess of the improvements in our end markets was generated by our customers increased willingness to rent rather than purchase equipment. We responded to this increase in demand by investing $616.2 million in rental fleet and improving utilization to 68.8% for the year ended December 31, 2011 or 510 basis points from 63.7% for the year ended December 31, 2010. Rental rates increased 4.9% in the year ended December 31, 2011.

We expect that the demand for rental equipment will continue to outpace our underlying end markets in the first quarter of 2012. We also expect fleet on rent, utilization and rental revenues to continue to compare favorably to the prior year during the first quarter of 2012. Rental rates are directly related to rental demand and we expect positive rate growth during the first quarter of 2012 over those rates achieved in the first quarter of 2011.

Recent Development

On December 15, 2011, RSC Holdings entered into the Merger Agreement with URI. Upon completion of the Merger, each issued and outstanding share of RSC Holdings’ common stock (other than shares owned by RSC Holdings, URI or any of their direct or indirect wholly owned subsidiaries, in each case not held on behalf of third parties, and shares with respect to which appraisal rights are properly exercised and not withdrawn) will be converted into the right to receive (i) $10.80 in cash and (ii) 0.2783 of a share of URI common stock, in each case without interest. The board of directors of each of RSC Holdings and URI has unanimously approved the Merger and the Merger Agreement and has recommended that its stockholders vote in favor of the adoption of the Merger Agreement.

The Merger is expected to close by the end of the first half of 2012 and is subject to customary closing conditions, including approval of stockholders and necessary regulatory approvals.

Acquisition

On July 8, 2011, we acquired the assets and operations of Independent Aerial Equipment (“IAE”), a privately held equipment rental company. Substantially all of the assets and operations, which consist primarily of rental fleet and three stores in New Jersey, Pennsylvania and Maryland, were acquired in exchange for cash consideration of approximately $49.1 million subject to certain post-close adjustments. We financed the acquisition of IAE by borrowing the funds from the New Senior ABL Revolving Facility. In connection with the acquisition, we recorded $13.3 million of goodwill and $5.6 million of intangible assets with finite useful lives. Additionally, we incurred $0.1 million in transaction costs. We did not assume any liabilities. The purchase price allocation is subject to change during the acquisition period.

Factors Affecting Our Results of Operations

Our revenues and operating results are driven in large part by activities in the industrial or non-construction market and the construction market. These markets are cyclical with activity levels that tend to increase in line with growth in gross domestic product and decline during times of economic weakness; however, the industrial or the non-construction market is historically less exposed to cyclicality than the construction market. In addition, activity in the construction market tends to be susceptible to seasonal fluctuations in certain parts of the country. This results in changes in demand for our rental equipment. The cyclicality and seasonality of the equipment rental industry result in variable demand and, therefore, our revenues and operating results may fluctuate from period to period.

Results of Operations

Revenues:

•

Equipment rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup, fuel and damage waivers.

•	Sale of merchandise revenues represents sales of contractor supplies, replacement parts, consumables and ancillary products and new equipment.

•	Sale of used rental equipment represents revenues derived from the sale of rental equipment that has previously been included in our rental fleet.

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

Merger costs consist of transaction expenses relating to our pending Merger with URI and discretionary bonuses paid to certain members of our senior management team related to the execution of the URI Merger Agreement.

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

For trends affecting our business and the markets in which we operate see “Factors Affecting Our Results of Operations” above and also “Risk Factors – Related to Our Business” in Part I, Item 1A of this Annual Report on Form 10-K.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Years Ended		Years Ended
	December 31,		December 31,		Increase (Decrease)
	2011	2010	2011	2010	2011 versus 2010
Revenues:
Equipment rental revenue	$1,312,507	$1,060,266	86.2%	85.9%	$252,241	23.8%
Sale of merchandise	55,241	49,313	3.6	4.0	5,928	12.0
Sale of used rental equipment	154,466	124,845	10.2	10.1	29,621	23.7

Total revenues	1,522,214	1,234,424	100.0	100.0	287,790	23.3

Cost of revenues:
Cost of equipment rentals, excluding depreciation	651,651	563,513	42.8	45.6	88,138	15.6
Depreciation of rental equipment	300,377	272,610	19.7	22.1	27,767	10.2
Cost of merchandise sales	36,817	35,701	2.4	2.9	1,116	3.1
Cost of used rental equipment sales	101,141	104,491	6.6	8.5	(3,350)	(3.2)

Total cost of revenues	1,089,986	976,315	71.6	79.1	113,671	11.6

Gross profit	432,228	258,109	28.4	20.9	174,119	67.5

Operating expenses:
Selling, general and administrative	183,145	146,791	12.0	11.9	36,354	24.8
Depreciation and amortization of non-rental equipment and intangibles	42,427	40,213	2.8	3.3	2,214	5.5
Merger costs	10,954	—	0.7	—	10,954	n/a
Other operating gains, net	(4,000)	(5,592)	(0.3)	(0.5)	1,592	(28.5)

Total operating expenses, net	232,526	181,412	15.3	14.7	51,114	28.2

Operating income	199,702	76,697	13.1	6.2	123,005	160.4
Interest expense, net	224,518	194,471	14.7	15.8	30,047	15.5
Loss on extinguishment of debt, net	15,342	—	1.0	—	15,342	n/a
Other expense (income), net	260	(539)	0.0	0.0	799	(148.2)

Loss before benefit for income taxes	(40,418)	(117,235)	(2.7)	(9.5)	76,817	(65.5)
Benefit for income taxes	(10,514)	(43,719)	(0.7)	(3.5)	33,205	(76.0)

Net loss	$(29,904)	$(73,516)	(2.0)%	(6.0)%	$43,612	(59.3)

Total revenues increased $287.8 million, or 23.3%, from $1,234.4 million for the year ended December 31, 2010 to $1,522.2 million for the year ended December 31, 2011. Equipment rental revenue increased $252.2 million, or 23.8%, from $1,060.3 million for the year ended December 31, 2010 to $1,312.5 million for the year ended December 31, 2011. The increase in equipment rental revenue is primarily the result of a $199.8 million, or 18.9%, increase in rental volume and a $52.4 million, or 4.9%, increase in rental rates. The increase in rental volume is inclusive of a $3.4 million increase due to currency rate changes.

Sale of merchandise revenues increased $5.9 million, or 12.0%, from $49.3 million for the year ended December 31, 2010 to $55.2 million for the year ended December 31, 2011. The increase was driven primarily by increases in parts and new equipment sales.

Revenues from the sale of used rental equipment increased $29.6 million, or 23.7%, from $124.8 million for the year ended December 31, 2010 to $154.5 million for the year ended December 31, 2011. The increase was due to an approximate 12% increase in volume combined with improved pricing in both auction and retail channels. Used equipment sales at OEC for the year ended December 31, 2011 totaled $320.8 million and represented a normal part of the rental fleet life cycle.

Cost of equipment rentals, excluding depreciation, increased $88.1 million, or 15.6%, from $563.5 million for the year ended December 31, 2010 to $651.7 million for the year ended December 31, 2011, due primarily to the 18.9% increase in rental volume. Cost of equipment rentals excluding depreciation, as a percentage of equipment rental revenues decreased from 53.1% for the year ended December 31, 2010 to 49.6% for the year ended December 31, 2011 primarily due to a 4.9% increase in rental rates. Unlike increases in rental volume, increases in equipment rental rates are not accompanied by an increase in cost of equipment rentals.

Depreciation of rental equipment increased $27.8 million, or 10.2%, from $272.6 million for the year ended December 31, 2010 to $300.4 million for the year ended December 31, 2011. The increase in depreciation of rental equipment was due largely to an approximate 9% net increase in average OEC. As a percent of equipment rental revenues, depreciation of rental equipment decreased from 25.7% in the year ended December 31, 2010 to 22.9% in the year ended December 31, 2011. This decrease was due primarily to an increase in fleet utilization in 2011 as compared to 2010, and to a smaller extent, an increase in rental rates.

Cost of merchandise sales increased $1.1 million, or 3.1%, from $35.7 million for the year ended December 31, 2010 to $36.8 million for the year ended December 31, 2011. Gross margin for merchandise sales increased from 27.6% for the year ended December 31, 2010 to 33.4% for the year ended December 31, 2011. The margin increase is due to normal fluctuations among the various sales categories.

Cost of used rental equipment sales decreased $3.4 million, or 3.2%, from $104.5 million for the year ended December 31, 2010 to $101.1 million for the year ended December 31, 2011. Gross margin for the sale of used rental equipment increased from 16.3% for the year ended December 31, 2010 to 34.5% for the year ended December 31, 2011. The increase was reflected in higher prices on used equipment sold through both retail and auction channels and was driven by strengthening demand for used rental equipment.

Selling, general and administrative expenses increased $36.4 million, or 24.8%, from $146.8 million for the year ended December 31, 2010 to $183.1 million for the year ended December 31, 2011. The increase is due primarily to increases in administrative and sales force wages and benefits, travel and meeting costs and professional fees. Total sales force compensation increased $14.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 and includes a $7.4 million increase in commissions. The increase in sales commission was due to increases in equipment rental revenues and the sale of used rental equipment, and the remaining increase in sales force costs is due primarily to an overall increase in our sales force headcount and activities. Total administrative wages and benefits increased $8.4 million, including an increase of $6.0 million in incentive compensation. Travel and meeting costs increased approximately $8.8 million and professional fees increased $5.0 million. As a percentage of total revenues, selling, general and administrative expenses remained relatively flat for the year ended December 31, 2011 at 12.0 % compared to 11.9% for the year ended December 31, 2010.

Depreciation and amortization of non-rental equipment and intangibles increased $2.2 million, or 5.5%, from $40.2 million for the year ended December 31, 2010 to $42.4 million for the year ended December 31, 2011. The increase is due to additions of non-rental delivery vehicles and trailers to support the increased rental activity and the amortization of the intangible assets recorded in 2011 related to the IAE acquisition.

Merger costs for the year ended December 31, 2011 consists of $7.7 million of transaction expenses related to our pending Merger with URI and $3.3 million of discretionary bonuses paid to certain members of our senior management team related to the execution of the Merger Agreement. There were no comparable amounts in the year ended December 31, 2010.

Other operating gains, net were $4.0 million for the year ended December 31, 2011 and consisted primarily of gains on the sale of non-rental delivery vehicles and trailers. Other operating gains, net were $5.6 million in the year ended December 31, 2010 and consisted primarily of $3.4 million of insurance proceeds in excess of losses incurred for rental equipment and property claims attributable to flood and hurricane damage and $1.0 million of proceeds received in connection with a legal settlement. The gain associated with the flood and hurricane damage represents proceeds in excess of previously indemnified losses. Recoveries in excess of losses incurred are considered gain contingencies and are not recognized until they are received.

Interest expense, net increased $30.0 million, or 15.5%, from $194.5 million for the year ended December 31, 2010 to $224.5 million for the year ended December 31, 2011. The increase was due to the settlement of our interest rate swaps and reverse swaps in January 2011, offset by decreases due to lower debt rates on our 2021 Notes and our New Senior ABL Revolving Facility as compared to the average rate on our Second Lien Term Facility, which was repaid in January 2011, the rate on our 2014 Notes, that were partially repaid in February 2011, and the average rate on our Old Senior ABL Facility, which was repaid in February 2011. In connection with our interest rate swap settlements, we paid $35.1 million of which $33.9 million was recognized as interest expense in 2011. The difference of $1.2 million was recognized as interest expense in November 2009 when certain of our interest rate swaps were de-designated as cash flow hedges.

Loss on extinguishment of debt, net was $15.3 million for the year ended December 31, 2011 and consists of (i) the write-off of $5.1 million of unamortized deferred financing costs associated with our Second Lien Term Facility, which we repaid in January 2011, (ii) the write-off of $2.2 million of unamortized deferred financing costs and $5.6 million of call premiums associated with partial repayment of our 2014 Notes in February 2011, and (iii) the write-off of $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which was replaced with the New Senior ABL Revolving Facility in February 2011.

The benefit for income taxes was $10.5 million and $43.7 million for the year ended December 31, 2011 and 2010, respectively. The effective tax rate for the years ending December 31, 2011 and 2010 was 26.0% and 37.3%, respectively. The decrease in our effective tax rate in 2011 versus 2010, is due to a lower pretax loss from 2010 to 2011 and an increase in permanent items. Our effective tax rate normally differs from the U.S. federal statutory rate of 35% primarily due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

The following table sets forth for each of the periods indicated our statements of operations data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Years Ended		Years Ended
	December 31,		December 31,		Increase (Decrease)
	2010	2009	2010	2009	2010 versus 2009
Revenues:
Equipment rental revenue	$1,060,266	$1,073,021	85.9%	83.6%	$(12,755)	(1.2)%
Sale of merchandise	49,313	51,951	4.0	4.0	(2,638)	(5.1)
Sale of used rental equipment	124,845	158,482	10.1	12.4	(33,637)	(21.2)

Total revenues	1,234,424	1,283,454	100.0	100.0	(49,030)	(3.8)

Cost of revenues:
Cost of equipment rentals, excluding depreciation	563,513	540,945	45.6	42.1	22,568	4.2
Depreciation of rental equipment	272,610	285,668	22.1	22.3	(13,058)	(4.6)
Cost of merchandise sales	35,701	36,743	2.9	2.9	(1,042)	(2.8)
Cost of used rental equipment sales	104,491	148,673	8.5	11.6	(44,182)	(29.7)

Total cost of revenues	976,315	1,012,029	79.1	78.9	(35,714)	(3.5)

Gross profit	258,109	271,425	20.9	21.1	(13,316)	(4.9)

Operating expenses:
Selling, general and administrative	146,791	148,163	11.9	11.5	(1,372)	(0.9)
Depreciation and amortization of non-rental equipment and intangibles	40,213	43,984	3.3	3.4	(3,771)	(8.6)
Other operating gains, net	(5,592)	(517)	(0.5)	(0.0)	(5,075)	n/a

Total operating expenses, net	181,412	191,630	14.7	14.9	(10,218)	(5.3)

Operating income	76,697	79,795	6.2	6.2	(3,098)	(3.9)
Interest expense, net	194,471	189,689	15.8	14.8	4,782	2.5
Gain on extinguishment of debt, net	—	(13,916)	—	(1.1)	13,916	n/a
Other (income) expense, net	(539)	707	0.0	0.1	(1,246)	n/a

Loss before benefit for income taxes	(117,235)	(96,685)	(9.5)	(7.5)	(20,550)	n/a
Benefit for income taxes	(43,719)	(37,325)	(3.5)	(2.9)	(6,394)	n/a

Net loss	$(73,516)	$(59,360)	(6.0)%	(4.6)%	$(14,156)	n/a

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

Gain (loss) on extinguishment of debt, net was $13.9 million for the year ended December 31, 2009 and consists of the following (in 000s):

	Second Lien Term Facility	Old Senior ABL Facility	Total
Net gain from repurchase of debt for less than par value	$26,919	$—	$26,919
Fees incurred to repurchase debt	(807)	—	(807)
Fees incurred to amend credit facilities	(2,057)	(1,448)	(3,505)

	24,055	(1,448)	22,607
Write-off of unamortized deferred financing costs	(6,414)	(2,277)	(8,691)

Gain (loss) on extinguishment of debt, net	$17,641	$(3,725)	$13,916

The benefit for income taxes was $43.7 million and $37.3 million for the years ended December 31, 2010 and 2009, respectively. The benefit for income taxes was due to pre-tax net losses of $117.2 million and $96.7 million for the years ended December 31, 2010 and 2009, respectively. The effective tax rate for the years ended December 31, 2010 and 2009 was 37.3% and 38.6%, respectively. Our effective tax rate normally differs from the U.S. federal statutory rate of 35% due to certain non-deductible permanent items, state income taxes and certain state minimum and gross receipts taxes, which are incurred regardless of whether we earn income. The effective tax rate for 2009 also includes a $2.7 million discrete income tax benefit relating to the true-up of our deferred tax liabilities from filing our 2008 federal, state and foreign tax returns and an offsetting expense recognized during the second quarter of 2009 relating to the expiration of share appreciation rights granted by Atlas to certain employees of RSC.

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

Cash flows from operating activities as well as the sale of used rental equipment enable us to fund our operations and service our debt obligations including the continued repayment of our New Senior ABL Revolving Facility. We continuously monitor utilization of our rental fleet and if warranted we divest excess fleet, which generates additional cash flow. In addition, due to the condition and relative age of our fleet; we have the ability to significantly reduce capital expenditures during difficult economic times, therefore allowing us to redirect this cash towards further debt reduction during these periods. The following table summarizes our sources and uses of cash for the years ended December 31, 2011, 2010 and 2009 (in 000s):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$323,800	$324,860	$269,956
Net cash (used in) provided by investing activities	(515,555)	(200,709)	124,904
Net cash provided by (used) in financing activities	193,874	(126,081)	(405,194)
Effect of foreign exchange rates on cash	(796)	905	1,199

Net increase (decrease) in cash and cash equivalents	$1,323	$(1,025)	$(9,135)

As of December 31, 2011, we had cash and cash equivalents of $4.8 million, an increase of $1.3 million from December 31, 2010. As of December 31, 2010, we had cash and cash equivalents of $3.5 million, a decrease of $1.0 million from December 31, 2009. Generally, we manage our cash flow by using any excess cash, after considering our working capital and capital expenditure needs, to pay down the outstanding balance of our New Senior ABL Revolving Facility.

Operating activities – Net cash provided by operating activities during the year ended December 31, 2011 consisted of the add-back of non-cash items and other adjustments of $301.8 million and changes in operating assets (net of operating liabilities) of $51.9 million offset by a net loss of $29.9 million. The most significant change in operating assets and liabilities was an increase in accounts payable, which was primarily attributable to capital purchases, resulting in a cash inflow of $50.7 million and an increase in accrued expenses and other liabilities which was primarily due to increased compensation, interest amounts and $7.7 million of Merger costs, partially offset by an increase in accounts receivable, resulting in a net cash outflow of $37.0 million.

Net cash provided by operating activities during the year ended December 31, 2010 consisted of the add-back of non-cash items and other adjustments of $305.0 million and a decrease in operating assets (net of operating liabilities) of $93.4 million offset by a net loss of $73.5 million. The most significant change in operating assets and liabilities was an increase in accounts payable, which was primarily attributable to capital purchases, resulting in a cash inflow of $145.5 million offset by an increase in accounts receivable resulting in a net cash outflow of $45.1 million.

Net cash provided by operating activities during the year ended December 31, 2009 consisted of the add-back of non-cash items and other adjustments of $294.6 million and a decrease in operating assets (net of operating liabilities) of $34.7 million offset by a net loss of $59.3 million. The most significant change in operating assets and liabilities was a reduction in accounts receivable resulting in a cash inflow of $99.8 million offset by the settlement of accounts payable resulting in a net cash outflow of $63.1 million.

Investing activities – Net cash used in investing activities during the year ended December 31, 2011 consisted primarily of $628.0 million of capital purchases offset by $161.5 million of proceeds received from the sale of rental and non-rental equipment. Capital expenditures include purchases of rental and non-rental equipment. Additionally, we acquired the net assets of IAE for $49.1 million during the current year period.

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

Net cash provided by investing activities during the year ended December 31, 2009 consisted primarily of proceeds received from the sale of rental and non-rental equipment of $171.0 million. We also received $5.3 million of insurance proceeds associated with rental equipment and property claims. Capital expenditures of $51.3 million include purchases of rental and non-rental equipment. During 2009, we intentionally reduced our capital expenditures and continued our efforts to accelerate the sales of used rental equipment in response to a drop in rental demand, which began in the fourth quarter of 2008.

Financing activities –

$650.0 million Senior Unsecured Notes Offering

On January 19, 2011, we completed a private offering of $650.0 million aggregate principal amount of 8.25% senior unsecured notes due February 2021 (the “2021 Notes”). The proceeds from the sale of the 2021 Notes were used to repay the outstanding balance on our Second Lien Term Facility, which totaled $479.4 million plus accrued interest of $0.7 million, redeem a portion of the 2014 Notes in February 2011 as described below, settle our outstanding interest rate swap obligations of $35.1 million and pay a portion of the transaction costs incurred with the issuance of the 2021 Notes. The transaction costs, which totaled $14.6 million, were capitalized as deferred financing costs and are being amortized as interest expense over the term of the 2021 Notes using the effective interest rate method. On February 21, 2011, we redeemed $117.0 million of aggregate principal of our 2014 Notes, paid accrued interest of $2.5 million on the 2014 Notes and incurred a call premium of $5.6 million, which was funded with the remaining proceeds from the 2021 Notes and in part from a draw on our New Senior ABL Revolving Facility. As a result of the Second Lien Term Facility repayment and the partial repayment of the 2014 Notes, we expensed $7.3 million of unamortized deferred financing costs, which together with the $5.6 million in call premiums, is characterized as a loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2011. The settlement of our interest rate swaps resulted in a charge of $33.9 million, which is characterized as interest expense in the consolidated statement of operations for the year ended December 31, 2011.

During the year ended December 31, 2011, we initiated and completed an exchange offer, in which the holders of the 2021 Notes could exchange such unregistered notes for new, registered notes. The terms of the new, registered notes offered in the exchange offer are identical in all material respects to the terms of the unregistered notes, except that the new notes were issued in a transaction registered under the Securities Act of 1933 and generally are not subject to restrictions on transfer.

New Senior ABL Revolving Facility

On February 9, 2011, we entered into the New Senior ABL Revolving Facility, which replaced our Old Senior ABL Revolving Facility, and we borrowed $383.0 million of loans under our New Senior ABL Revolving Facility. The proceeds of these loans were used to repay the outstanding balance on our Old Senior ABL Revolving Facility, which totaled $370.2 million plus accrued interest and other fees totaling $1.1 million, and to pay a portion of transaction costs including legal fees. Total transaction costs of $12.3 million were capitalized as deferred financing costs and are being amortized to interest expense over the term of the New Senior ABL Revolving Facility. In addition, we wrote off $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which is included in the loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2011.

Additionally, on September 28, 2011, we amended the New Senior ABL Revolving agreement to increase the commitment for aggregate borrowings by approximately $110.0 million. Of this amount $85.0 million represents additional U.S. commitments and $25.0 million represents Canadian commitments. No other material modifications were made. Our New Senior ABL Revolving Facility, which matures on February 2016, now provides commitments for aggregate borrowings of approximately $1,210.0 million subject to, among other things, our maintenance of a sufficient borrowing base under such facility. In connection with our expansion of the New Senior ABL Revolving Facility, we incurred transaction costs of $0.7 million that will be amortized to interest expense over the remaining term of the New Senior ABL Revolving Facility as amended. The borrowing base reporting requirements that we are subject to under the New Senior ABL Revolving Facility are substantially similar to those under our Old Senior ABL Revolving Facility. Financing activities for the year ended December 31, 2011 include net cash proceeds of $488.0 million on our New Senior ABL Revolving Facility and net cash payments of $304.2 million on our Old Senior ABL Revolving Facility.

Net cash used in financing activities during the year ended December 31, 2011 includes $29.7 million of repayments on our capital leases. Pursuant to an intercompany revolving agreement between RSC Equipment Rental of Canada Ltd. and RSC Equipment Rental, Inc., we will periodically transfer excess cash generated from our Canadian operations to the U.S. operations in order to pay down the outstanding balance on our Senior ABL Revolving Facility. There were intercompany loan balances in U.S. dollars of approximately $17.0 million at December 31, 2011. Interest payable under the Senior ABL Revolving Facility normally exceeds that earned under an interest bearing cash account.

Net cash used in financing activities during the year ended December 31, 2010 consists primarily of $97.0 million net payments on our Old Senior ABL Revolving Facility and $30.2 million of repayments on our capital leases. Pursuant to an intercompany revolving agreement between RSC Equipment Rental of Canada Ltd and RSC Equipment Rental, Inc., we will periodically transfer excess cash generated from our Canadian operations to the U.S. in order to pay down the outstanding balance on our Old Senior ABL Revolving Facility. The outstanding balance of the intercompany loan in U.S. dollars was approximately $27.0 million at December 31, 2010. Interest payable under the Old Senior ABL Revolving Facility normally exceeds that earned under an interest bearing cash account.

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

Indebtedness

We are highly leveraged and a substantial portion of our liquidity needs arise from debt service requirements and from funding our costs of operations and capital expenditures. As of December 31, 2011, we had $2.3 billion of indebtedness outstanding, consisting of $488.0 million under the New Senior ABL Revolving Facility, $503.0 million of 2014 Notes, $400.0 million of 2017 Notes, $200.0 million of 2019 Notes, $650.0 million of 2021 Notes and $92.2 million under capital lease obligations. The 2017 Notes and the 2019 Notes are presented net of unamortized original issue discounts of $8.3 million and $2.6 million, respectively, in our consolidated balance sheet at December 31, 2011.

Availability under the New Senior ABL Revolving Facility is based on a borrowing base equal to a percentage of the net rental equipment, the value of our receivables and inventory subject to a maximum availability of $1,210 million. As of December 31, 2011, the borrowing base was $1,510.5 million and we had an outstanding balance of $488.0 million on our New Senior ABL Revolving Facility, $93.9 million of outstanding letters of credit, leaving $628.1 million available for future borrowings.

Substantially all of our rental equipment and all our other assets are subject to liens under our New Senior ABL Revolving Facility and our 2017 Notes, and none of such assets are available to satisfy the general claims of our creditors.

The New Senior ABL Revolving Facility contains a number of covenants that, among other things, limit or restrict RSC’s ability to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness; engage in certain transactions with affiliates; make investments; change the nature of its business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. The respective indentures governing the Notes also contain restrictive covenants that, among other things, limit RSC’s ability to incur additional debt; pay dividends or distributions on RSC Holdings capital stock or repurchase RSC Holdings capital stock; make certain investments; create liens to secure debt; enter into certain transactions with affiliates; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to their parents; merge or consolidate with another company; and transfer and sell assets. In addition, under the New Senior ABL Revolving Facility, upon excess availability falling below $100.0 million, we will become subject to more frequent borrowing base reporting requirements and upon the excess availability falling below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility, the borrowers will be required to comply with specified financial ratios, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of each quarter of 5.25 to 1.00, decreasing to 5.00 to 1.00 on December 31, 2011.

As of December 31, 2011, excess availability on our New Senior ABL Revolving Facility was $628.1 million and we were therefore not required to comply with either the fixed charge coverage ratio or leverage ratio. Had excess availability fallen below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility as of December 31, 2011, compliance with these financial ratios would have been required and we would have violated the minimum fixed charge coverage ratio requirement, which would be an event of default. We do not expect excess availability to fall below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility at any time during the next twelve months and therefore do not expect that we will be required to comply with the specified financial ratios during that time. If an event of default occurred, we would seek a waiver of the covenants and could incur upfront fees and increased interest costs. However, there can be no assurances that such a waiver could be obtained.

Outlook

We believe that cash generated from operations, together with amounts available under the New Senior ABL Revolving Facility, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the next twelve months and the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Cautionary Note for Forward-Looking Statements” on page ii and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

From time to time, we evaluate various alternatives for the use of excess cash generated from our operations including paying down debt, funding acquisitions and repurchasing common stock or debt securities. Our capacity to repurchase common stock, make cash dividends or make optional payments on unsecured debt securities is limited to $100.0 million by the New Senior ABL Revolving Facility at December 31, 2011 unless certain payment conditions are satisfied.

Contractual Obligations

The following table details the contractual cash obligations for debt, operating leases and purchase obligations as of December 31, 2011.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Contractual Obligations
Debt (1)	$2,241.0	$—	$503.0	$488.0	$1,250.0
Capital leases (1)	92.2	27.4	39.7	17.5	7.6
Interest on debt and capital leases (2)	1,086.3	181.1	356.9	248.4	299.9
Operating leases	173.7	54.2	66.8	36.0	16.7
Purchase obligations (3)	28.6	28.6	—	—	—

Total	$3,621.8	$291.3	$966.4	$789.9	$1,574.2

(1)	Principal payments are reflected when contractually required.

(2)	Estimated interest for debt for all periods presented is calculated using the interest rate available as of December 31, 2011 and includes fees for the unused portion of our Senior ABL Revolving Facility. See Note 5 to our consolidated financial statements for additional information.

(3)	As of December 31, 2011, we had outstanding purchase orders with our equipment suppliers. These purchase orders, which were negotiated in the ordinary course of business, total approximately $28.6 million. Generally, these purchase orders can be cancelled by us with 30 days’ notice and without cancellation penalties.

Capital Expenditures

The table below shows rental equipment and property and non-rental equipment capital expenditures and related disposal proceeds received by year for 2011, 2010 and 2009. Net capital expenditures (inflows) for 2010 and 2009 exclude insurance proceeds from rental equipment and property claims of $4.4 million and $5.3 million, respectively.

	Rental Equipment			Property and Non-Rental Equipment
	Gross Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Inflows)	Gross Capital Expenditures	Disposal Proceeds	Net Capital Expenditures (Inflows)
	(in millions)
2011	$616.2	$154.5	$461.7	$11.8	$7.1	$4.7
2010	327.1	124.8	202.3	5.8	3.0	2.8
2009	46.4	158.5	(112.1)	5.0	12.5	(7.5)

Adjusted EBITDA

As a supplement to the financial statements in this Annual Report on Form 10-K, which are prepared in accordance with GAAP, we also present Adjusted EBITDA. Adjusted EBITDA is generally consolidated net (loss) income before net interest expense, income taxes and depreciation and amortization and before certain other items, including loss (gain) on extinguishment of debt, net, merger costs, share-based compensation and other (income) expense, net. We present Adjusted EBITDA because we believe the calculation is useful to investors in evaluating our financial performance and as a liquidity measure. Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP and there are material limitations to its usefulness on a stand alone basis. Adjusted EBITDA does not include reductions for cash payments for our obligations to service our debt, fund our working capital and pay our income taxes. In addition, certain items excluded from Adjusted EBTIDA such as interest, income taxes, depreciation and amortization are significant components in understanding and assessing our financial performance. All companies do not calculate Adjusted EBITDA in the same manner and our presentation may not be comparable to those presented by other companies. Investors should use Adjusted EBITDA in addition to, and not as an alternative to, net (loss) income or net cash provided by operating activities as defined under GAAP.

The table below provides a reconciliation between net loss, as determined in accordance with GAAP, and Adjusted EBITDA:

	Years Ended December 31,
	2011	2010	2009
	(in 000s)
Net loss	$(29,904)	$(73,516)	$(59,360)
Depreciation of rental equipment and depreciation and amortization of non-rental equipment and intangibles	342,804	312,823	329,652
Interest expense, net	224,518	194,471	189,689
Benefit for income taxes	(10,514)	(43,719)	(37,325)

EBITDA	$526,904	$390,059	$422,656

Adjustments:
Loss (gain) on extinguishment of debt, net	15,342	—	(13,916)
Merger costs	10,954	—	—
Share-based compensation	7,051	3,753	4,224
Other (income) expense, net	260	(539)	707

Adjusted EBITDA	$560,511	$393,273	$413,671

The table below provides a reconciliation between net cash provided by operating activities, as determined in accordance with GAAP, and Adjusted EBITDA:

	Years Ended December 31,
	2011	2010	2009
	(in 000s)
Net cash provided by operating activities	$323,800	$324,860	$269,956
Gain on sales of rental and non-rental property and equipment, net of non-cash write-offs	55,458	19,376	7,091
Gain on settlement of insurance property claims	—	3,426	—
Cash paid for interest	197,803	181,272	155,295
Cash received for taxes, net	(13,130)	(26,539)	(8,632)
Other (income) expense, net	260	(539)	707
Changes in other operating assets and liabilities	(3,680)	(108,583)	(10,746)

Adjusted EBITDA	$560,511	$393,273	$413,671

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

The table below reconciles free cash flow, a non-GAAP measure, to net cash provided by operating activities, which is the most directly comparable financial measure determined in accordance with GAAP (in 000s):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$323,800	$324,860	$269,956

Purchases of rental equipment	(616,159)	(327,107)	(46,386)
Purchases of property and equipment	(11,837)	(5,766)	(4,952)
Proceeds from sales of rental equipment	154,466	124,845	158,482
Proceeds from sales of property and equipment	7,073	2,951	12,493
Insurance proceeds from rental equipment and property claims	—	4,368	5,267

Net capital (expenditures) inflows	(466,457)	(200,709)	124,904

Free cash flow	$(142,657)	$124,151	$394,860

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements and changes in these judgments and estimates may impact future results of operations and financial condition. For additional discussion of our accounting policies see Note 3 to our consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K.

Rental Equipment

At December 31, 2011 and 2010, we had rental equipment with a net book value of $1.6 billion and $1.3 billion, representing 50.0% and 49.2% of our total assets, respectively. We exercise judgment with regard to rental equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and salvage value and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the ultimate disposal of these assets including those resulting from the sale of used rental equipment, whether a long-lived asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized.

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

The useful lives that we assign to rental equipment represent the estimated number of years that the property and equipment is expected to contribute to the revenue generating process based on our current operating strategy. The range of estimated lives for rental equipment is one to ten years. We believe that the cost of our rental equipment is consumed ratably over time and we therefore depreciate these assets on a straight-line basis over their useful lives. The salvage value that we assign to rental equipment represents the estimated residual value of assets at the end of their estimated useful life. Except for certain small dollar rental items, the salvage value that we assign to new rental equipment is 10% of cost while the salvage value of refurbished rental equipment is 10% of the asset’s net book value at the time of refurbishment including the cost to refurbish. During 2011, we purchased $616.2 million of new rental equipment. Had we assigned a salvage value of zero to these assets we would have recognized $7.2 million of additional depreciation expense during 2011. Conversely, had we assigned a salvage value of 20% instead of 10% we would have recognized $3.0 million less depreciation expense during 2011.

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

During 2011 and 2010, the used equipment market continued to improve relative to 2009; enabling us to sell $154.5 million and $124.8 million, respectively, of used rental equipment at gross margins of 34.5% and 16.3%. As of December 31, 2011, the fair value of our rental fleet remained in excess of the assets’ carrying amounts when reviewed at a category class level.

After considering the fair values of our rental fleet (at a category class level) relative to the assets’ carrying amounts in addition to the consistent positive margins we generate from the sale of used rental equipment, we concluded impairment indicators were not present and it was therefore not necessary to test the assets for recoverability during the years ended December 31, 2011, 2010 and 2009.

Business Combinations

Under GAAP, a business acquisition is recorded by allocating the cost of the assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets, including the amount assigned to identifiable intangible assets. The determination of the fair value of assets acquired and liabilities assumed requires us to make certain fair value estimates, primarily related to receivables, inventory, rental equipment and intangible assets. These estimates require significant judgment and include a variety of assumptions in determining the fair value of the assets acquired and liabilities assumed including current replacement cost for similar assets, estimated future cash flows and growth rates.

Goodwill

At December 31, 2011 and 2010, we had goodwill of $949.7 million and $936.3 million, respectively. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if an event occurs or circumstances change that might indicate impairment. We perform our annual goodwill impairment test during the fourth quarter of our calendar year.

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

We are comprised of two divisions, the Gulf and Northern divisions, which are aggregated into one reportable segment because they are operationally and economically similar and because aggregation is consistent with the basic principles of segment reporting. We concluded our divisions are reporting units for purposes of testing goodwill because the component levels below our divisions do not constitute a business. During the fourth quarter of 2011, we tested goodwill for impairment by comparing the fair value of each reporting unit to their respective carrying values, including goodwill. The fair values, which were estimated using an income approach valuation technique, represent the amount at which our reporting units could be sold in an orderly transaction between market participants at the measurement date. This approach was unchanged from prior years’ methodology. Under the income approach, the fair values were estimated based on the discounted future cash flows resulting from the continued use and disposition of each reporting unit. Based on our 2011 fourth quarter goodwill impairment test, the fair values of our reporting units were determined to substantially exceed their respective carrying amounts. In addition, we concluded the sum of these fair values was reasonably consistent with the Company’s enterprise value adjusted for a market premium. The Company’s enterprise value consists of the fair value of the Company’s debt plus the Company’s equity capitalization.

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

Based on our analyses, there was no goodwill impairment recognized during the years ended December 31, 2011, 2010 and 2009. If during 2012 market conditions deteriorate and our outlook deteriorates from the projections we used in the 2011 goodwill impairment test, we could have goodwill impairment during 2012. Goodwill impairment would not impact our debt covenants.

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

Derivative Instruments and Hedging Activities

Our derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of our derivatives, which are designated as cash flow hedges, are recorded in other comprehensive income (loss) to the extent that the hedges are highly effective. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings in interest expense. Gains and losses on derivative instruments not designated as hedging instruments are recognized in current period earnings, in interest expense. Hedge effectiveness is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of the hedged transaction. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings. Gains and losses on derivative instruments that are de-designated as cash flow hedges and cannot be re-designated under a different hedging relationship are reclassified from accumulated other comprehensive income (loss) to current period earnings in interest expense at the time of the de-designation. As of December 31, 2011 there were no derivative instruments outstanding.

Revenue Recognition

We rent equipment primarily to the industrial or non-construction market and the construction market. We record unbilled revenue for revenues earned in each reporting period, which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.

We recognize revenue on used rental equipment and merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectability is reasonably assured. There are no rights of return or warranties offered on product sales.

We recognize both net and gross re-rent revenue. We have entered into alliance agreements with certain suppliers whereby we rent equipment from the supplier and subsequently re-rent such equipment to a customer. Under the alliance agreements, the collection risk from the end user is passed to the original supplier and revenue is presented on a net basis. When no alliance agreement exists, re-rent revenue is presented on a gross basis.

Share-Based Compensation

Share-based compensation for all share-based payment awards granted is based on the grant-date fair value. Generally, share-based payment awards to our employees vest in equal increments over a four-year service period from the date of grant. The grant date fair value of the award, adjusted for expected forfeitures, is amortized to expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of December 31, 2011 there was $16.5 million of unrecognized stock-based compensation (net of forfeitures) related to unvested awards which are expected to vest over a weighted average period of approximately of 2.3 years related to our share-based compensation plans.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update relating to testing goodwill for impairment. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not anticipate that adoption of these amendments will have a material impact on our financial condition, results of operations or cash flows.

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

In November 2011, the FASB issued an update deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. We do not anticipate that the adoption of this update will have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

As of December 31, 2011 we had a significant amount of debt under the New Senior ABL Revolving Facility, with variable rates of interest based generally on adjusted London inter-bank offered rate (“LIBOR”), or an alternate interest rate, plus an applicable margin (or, in the case of Canadian dollar borrowings under the New Senior ABL Revolving Facility, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% in interest rates on our debt portfolio our net interest expense for the year ended December 31, 2011 would have increased by an estimated $4.8 million.

As of December 31, 2011, 75% of our $2,322.3 million of debt had fixed-rate interest and 25% had floating-rate interest. To hedge exposure to market conditions, reduce the volatility of financing costs and achieve a desired balance between fixed-rate and floating-rate debt, we have utilized interest rate swaps under which it has exchanged floating-rate interest payments for fixed-rate interest payments. As of December 31, 2011, we do not have any interest swaps in effect.

Currency Exchange Risk

The functional currency for our Canadian operations is the Canadian dollar. In the years ended December 31, 2011, 2010 and 2009, 6.9%, 6.4% and 5.2%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the year ended December 31, 2011, relative to our operations as a whole, a 10% increase in the value of the Canadian dollar as compared to the U.S. dollar would have reduced net loss by approximately $1.1 million for the year ended December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report has been included on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

Omitted pursuant to General Instruction I to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	6,390,484	$8.92	2,595,814

Equity compensation plans not approved by security holders	—	—	—

Total	6,390,484	$8.92	2,595,814

(1)	Represents the RSC Holdings Inc. Amended and Restated Stock Incentive Plan.

(2)	The weighted-average exercise price does not include outstanding restricted stock units.

Security Ownership of Certain Beneficial Owners, Directors, and Officers

The following table sets forth information as of January 13, 2012, with respect to the ownership of the common stock of RSC Holdings by:

•	each person known by the Company to own beneficially more than 5% of its common stock;

•	each of the Directors;

•	each of our named executive officers and

•	all of the Company’s executive officers and Directors as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage of outstanding shares, but not for purposes of computing any other person’s ownership percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Subject to the foregoing, the percentage of beneficial ownership is based on 104,304,444 shares of RSC Holdings’ common stock outstanding as of January 13, 2012.

Except as otherwise indicated in the footnotes to this table, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address for each individual and entity listed below is c/o RSC Holdings Inc., 6929 East Greenway Parkway, Scottsdale, Arizona 85254, Attention: Corporate Secretary

	Shares Beneficially Owned
	Number of Shares Beneficially Owned Pursuant to Stock Options (5)	Number of Shares Beneficially Owned Pursuant to RSU’s (5)	Total Beneficial Ownership
Name and Address of Beneficial Owner	Shares	Shares	Shares	%
OHCP II RSC LLC (1)	—	—	23,910,939	23.0%
OHCP RSC COI LLC (1)	—	—	8,688,850	8.3%
OHCMP II RSC LLC (1)	—	—	2,155,540	2.1%
Lord, Abbett & Co. LLC (2)	—	—	5,590,200	5.4%
Barrow, Hanley, Mewhinney & Strauss, LLC (3)	—	—	5,528,731	5.3%
Erik Olsson	752,025	—	913,289	*
David Ledlow	335,839	—	427,796	*
Patricia Chiodo	131,116	—	169,432	*
Juan Corsillo	52,628	10,767	63,395	*
Mark Krivoruchka	—	—	—	*
James H. Ozanne	—	84,316	103,630	*
Donald C. Roof	—	49,336	65,336	*
Pierre E. Leroy	—	45,603	57,603	*
Edward Dardani (4)	—	—	10,065	*
Denis J. Nayden (4)	—	—	9,521	*
J. Taylor Crandall (4)	—	—	9,521	*
David T. Brown	—	3,242	3,242	*
All Directors and executive officers as a group (14 persons) (5)	1,634,385	193,264	2,292,194	2.2%

*	Less than 1%

(1)	Represents shares held by funds associated with Oak Hill Capital Management, LLC: (i) OHCP II RSC, LLC, whose sole member is Oak Hill Capital Partners II, L.P., whose general partner is OHCP GenPar II, L.P., whose general partner is OHCP MGP II, LLC; (ii) OHCMP II RSC, LLC, whose sole member is Oak Hill Capital Management Partners II, L.P, whose general partner is OHCP GenPar II, L.P.,k whose general partner is OHCP MGP II, LLC; and (iii) OHCP II RSC COI, LLC, who managing member is OHCP GenPar II, L.P., whose general partner is OHCP MGP II, L.L.C.J, Taylor Crandall, John Fant, Steve Gruber, Greg Kent, Kevin G. Levy, Denis J. Nayden, Ray Pinson, and Mark A. Wolfson, as managers of OHCP MGP II, LLC, may be deemed to share beneficial ownership of the shares shown as beneficially owned by OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC. Such persons disclaim such beneficial ownership.

(2)	Based upon a Schedule 13F filed by Lord, Abbett & Co. LLC on November 14, 2011, in which Lord, Abbett & Co. LLC reported that it had sole voting power over 4,885,300 of such shares and sole investment discretion over 5,590,200 of such shares as of September 30, 2011. The address for Lord, Abbett & Co. LLC is 90 Hudson Street, Jersey City, NJ 07302.

(3)	Based upon a Schedule 13F filed by Barrow, Hanley, Mewhinney & Strauss, LLC on November 8, 2011, in which Barrow, Hanley, Mewhinney & Strauss, LLC reported that it had sole voting power over 2,616,300 of such shares and investment discretion over 5,528,731 of such shares as of September 30, 2011. The address for Barrow, Hanley, Mewhinney & Strauss, LLC is 2200 Ross Ave, Suite 3100, Dallas, TX 75201.

(4)	Does not include shares of common stock held by OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC, funds associated with Oak Hill Capital Management, LLC. Messrs. Nayden, Crandall, Dardani, and Monsky are Directors of RSC Holdings and RSC and executives of Oak Hill Capital Management, LLC. Such persons disclaim beneficial ownership of the shares held by OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC.

(5)	Includes shares held and stock options and RSU’s which are currently exercisable or which will become exercisable or vested on or before March 13, 2012, for our Directors and executive officers.

Changes in Control

On December 15, 2011, RSC Holdings entered into the Merger Agreement with URI pursuant to which RSC Holdings will merge with and into URI, with URI continuing as the surviving corporation of the Merger. Upon the effective time of the Merger, each share of RSC Holdings’ common stock will be converted into the right to receive (i) $10.80 in cash and (ii) 0.2783 of a validly issued, fully paid and non-assessable share of URI common stock. Please see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Organizational Overview” for more information on the Merger.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Stockholders Agreement

In connection with the recapitalization in November 2006, RSC Holdings entered into the Stockholders Agreement with ACF, Oak Hill, and Ripplewood. In January 2011, Ripplewood’s ownership dropped below 4 million shares of common stock of RSC Holdings, and pursuant to the terms and conditions of the Stockholders Agreement, Ripplewood was no longer a party thereto. On October 6, 2011, we entered into an Amended and Restated Stockholders Agreement with affiliates of Oak Hill that, among other things, gives Oak Hill the right to designate three nominees for election to the Board of Directors and approve the four additional non-employee directors. ACF was released and waived its rights under the Stockholders Agreement in connection with this Amended and Restated Stockholders Agreement, and as such is no longer a party to such agreement.

The Amended and Restated Stockholders Agreement also grants to Oak Hill, so long as it holds at least 5% of the total shares of common stock outstanding at such time, the right, subject to certain limitations, to cause RSC Holdings, at its own expense, to use its best efforts to register such securities held by Oak Hill for public resale. The exercise of this right is not limited to a certain number of requests. In the event RSC Holdings registers any of its common stock, Oak Hill, or any other stockholder that becomes a party to the Amended and Restated Stockholders Agreement, has the right to require RSC Holdings to use its best efforts to include shares of common stock of RSC Holdings held by it, subject to certain limitations, including as determined by the underwriters. The Amended and Restated Stockholders Agreement also provides for RSC Holdings to indemnify the stockholders party to that agreement and their affiliates in connection with the registration of RSC Holdings’ securities.

Transaction and Indemnification Agreements

In connection with our initial public offering, we entered into the Cost Reimbursement Agreement with Oak Hill and Ripplewood, pursuant to which we reimbursed them for expenses incurred in connection with certain advisory and other services. The Cost Reimbursement Agreement does not limit expense amounts subject to reimbursement. In 2011, RSC Holdings did not reimburse Oak Hill or Ripplewood for any expenses.

In connection with the recapitalization, RSC Holdings and RSC also entered into an Indemnification Agreement with Oak Hill, Ripplewood, and ACF, pursuant to which RSC Holdings and RSC will indemnify Oak Hill, Ripplewood, and ACF, and their respective affiliates, directors, officers, partners, members, employees, agents, advisors, representatives, and controlling persons, against certain liabilities arising out of the recapitalization or the performance of the Monitoring Agreement and certain other claims and liabilities. In connection with RSC

Holdings’ initial public offering, RSC Holdings entered into indemnification agreements with each of our Directors and its executive officers. The Indemnification Agreement provides the Directors and executive officers with contractual rights for indemnification and expense advancement rights provided under our By-Laws.

Agreements and Relationships with ACAB

Sales and rentals to ACAB of $104,000, $206,000 and $419,000 in 2011, 2010 and 2009, respectively, are included in revenues in the accompanying consolidated statements of operations. Amounts paid to ACAB for rental equipment and other purchases and for equipment rental were $55.3 million, $46.4 million and $14.5 million in 2011, 2010 and 2009, respectively. Amounts payable to ACAB were $18.2 million and $22.0 million at December 31, 2011 and 2010, respectively.

As part of the Recapitalization, ACAB assumed certain liabilities of the Company existing on the closing date, including tax liabilities for personal property and real estate. Additionally, ACAB agreed to indemnify the Company of any and all liabilities for income taxes which are imposed on the Company for a taxable period prior to the closing date of the Recapitalization. As the legal obligation for any such payments still resides with the Company, on the date of the Recapitalization, the Company recorded a receivable for any recorded liabilities to be paid by ACAB. At both December 31, 2011 and 2010, the Company had receivables of $0.6 million for such amounts, which are recorded within other long-term assets in the consolidated balance sheets.

Related Party Transaction Approval Policy

The Audit and Risk Committee is responsible for the review, approval, or ratification of “related-person transactions” between us and our related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of RSC Holdings since the beginning of the last fiscal year and their immediate family members. Transactions involving related persons are reviewed by RSC Holdings’ Audit and Risk Committee. The internal disclosure committee determines whether a related person could have a significant interest in such a transaction and any such transaction is forwarded to the Audit and Risk Committee for review. The Audit and Risk Committee determines whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

Pursuant to the Code of Business Conduct and Ethics adopted by our Board of Directors, any member of our Board of Directors who believes he or she has an actual or potential conflict of interest with us is obligated to notify the Office of the General Counsel and the Nominating and Corporate Governance Committee as promptly as practicable. That Director should not participate in any decision by our Board of Directors, or any committee of our Board of Directors, that in any way relates to the matter that gives rise to the conflict or potential conflict of interest until the issue has been resolved to the satisfaction of the Nominating and Corporate Governance Committee or the Board of Directors. The following is a description of certain relationships and transactions that we have entered into with our related persons.

Director Independence

On November 29, 2006, Atlas Copco AB (“ACAB”), Atlas Copco Finance S.à.r.l. (“ACF”), investment funds associated with Ripplewood Holdings L.L.C. (“Ripplewood”) and Oak Hill Capital Management, LLC (“Oak Hill” and together with Ripplewood, the “Sponsors”) and RSC Holdings, entered into a Recapitalization Agreement pursuant to which the Sponsors acquired approximately 85% of RSC Holdings’ common stock. The parties to the Recapitalization Agreement were also parties to a Stockholders Agreement, which, as amended, gave Oak Hill the right to designate four nominees for election to the Board of Directors. Each stockholder that was a party to the Stockholders Agreement was required to take all necessary action to cause the nominees of Oak Hill to be elected, which actions included recommending the nominees to our Board of Directors for inclusion in the slate of nominees recommended by the Board of Directors to our stockholders for election. Please see the information set forth under the caption “Stockholders Agreement” above for more information on the Stockholders Agreement.

Prior to October 1, 2010, Oak Hill, Ripplewood and ACF collectively owned over 50% of the outstanding shares of our common stock. As a result, we were a “controlled company” for the purposes of the NYSE listing requirements, and therefore, we were eligible for, and elected to take advantage of, exemptions from certain NYSE listing requirements that would otherwise require our Board of Directors to have a majority of independent directors and our compensation and nominating and corporate governance committees to be comprised entirely of independent directors. In 2010, Ripplewood and ACF completed a number of open markets sales of our common stock, and as a result of such sales, we no longer qualified as a “controlled company” as of October 1, 2010, as Oak Hill, Ripplewood and ACF held less than 50% of our outstanding shares. In January 2011, Ripplewood’s ownership dropped below 4 million shares of common stock of RSC Holdings, and pursuant to the terms and conditions of the Stockholders Agreement, Ripplewood was no longer a party thereto. On October 6, 2011, we entered into an Amended and Restated Stockholders Agreement with affiliates of Oak Hill that, among other things, gives Oak Hill the right to designate three nominees for election to the Board of Directors and approve the four additional non-employee directors. ACF was released and waived its rights under the Stockholders Agreement in connection with this Amended and Restated Stockholders Agreement, and as such is no longer a party to such agreement. As of January 26, 2012, Oak Hill owned approximately 33.4% of the outstanding shares of our common stock.

We are currently in full compliance with NYSE listing requirements related to board and committee composition as a company that no longer qualifies as a “controlled company.” Our current Board of Directors has eight members, comprised of Mr. Olsson, an employee Director, and seven non-employee Directors, each of whom the Board has determined to be independent, as “independence” is defined under the applicable rules and regulations governing “independence,” including the federal securities laws and NYSE rules, as applicable. There are currently no vacancies. Under our Corporate Governance Guidelines, our Board of Directors periodically reviews the relationships between the non-employee Directors and RSC Holdings as part of the assessment of Director independence. No Director will be deemed independent unless our Board of Directors affirmatively determines that the Director has no material relationship with us, directly or as an officer, stockholder or partner of an organization that has a relationship with us.

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP, our independent registered public accounting firm, during 2010 and 2011, were:

	2010	2011
Audit fees(1)	$1,281,400	$1,424,800
Audit-related fees(2)	37,300	153,680
Tax fees(3)	5,500	125,278
All other fees	0	0

Total	$1,324,200	$1,703,758

(1)	Audit fees for 2011 were for services rendered in connection with the audit of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2011. Audit fees for 2011 also included fees for non-recurring services associated with the filing of our registration statement on Form S-4, which related to our 2021 Notes. Audit fees for 2010 were for services rendered in connection with the audit of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2010. Audit fees for 2010 also included fees for non-recurring services associated with the filing of our registration statement on Form S-4, which related to the exchange offer on our outstanding high-yield debt securities.

(2)	Audit-related fees for 2011 were for services rendered in connection with acquisition related items, audits of our employee benefit plan and a debt covenant compliance review. Audit-related fees for 2010 were for services rendered in connection with the audits of our employee benefit plan and a debt covenant compliance review.

(3)	Tax fees for 2011 were for services rendered in connection with acquisition related items and a review or our Canadian tax return. Tax fees for 2010 were for services rendered in connection with a review of our Canadian tax return.

Pre-approval Procedures

The Audit and Risk Committee has established procedures for the pre-approval of all audit and permitted non-audit related services provided by our independent registered public accounting firm. The procedures include, in part, that: (i) the Audit and Risk Committee, on an annual basis, shall pre-approve the independent registered public accounting firm’s engagement letter/annual service plan; (ii) the Audit and Risk Committee Chair has been delegated the authority to pre-approve any permitted non-audit services up to $25,000 per individual proposed service; (iii) the Audit and Risk Committee must pre-approve any permitted non-audit services that exceed $25,000 per individual proposed service; and (iv) at each regularly scheduled Audit and Risk Committee meeting: (a) the Chairman of the Audit and Risk Committee will review any services that were pre-approved since the last Audit and Risk Committee meeting; and (b) a review will be conducted of the services performed and fees paid since the last Audit and Risk Committee meeting. All fees described above were pre-approved by the Audit and Risk Committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, on January 26, 2012.

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

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	Chief Executive Officer, President and Director* (Principal Executive Officer)	January 26, 2012

/s/ Patricia D. Chiodo Patricia D. Chiodo	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 26, 2012

/s/ Denis Nayden Denis Nayden	Chairman of the Board, Director*	January 26, 2012

/s/ David T. Brown David T. Brown	Director*	January 26, 2012

/s/ J. Taylor Crandall J. Taylor Crandall	Director*	January 26, 2012

/s/ Edward Dardani Edward Dardani	Director*	January 26, 2012

/s/ Pierre Leroy Pierre Leroy	Director*	January 26, 2012

/s/ James Ozanne James Ozanne	Director*	January 26, 2012

/s/ Donald C. Roof Donald C. Roof	Director*	January 26, 2012

*	Member of the Board of Directors of RSC Holdings Inc. and RSC Equipment Rental, Inc. RSC Holdings III, LLC is an indirect, wholly-owned subsidiary of RSC Holdings Inc. and the board functions of RSC Holdings III, LLC are performed by RSC Holdings Inc.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Recapitalization Agreement, dated as of October 6, 2006, by and among Atlas Copco AB, Atlas Copco Finance S.à.r.l., Atlas Copco North America Inc., RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC	S-1	333-140644	2.1	2/13/2007

2.2	Agreement and Plan of Merger, dated as of December 15, 2011, by and between United Rentals, Inc. and RSC Holdings Inc.	8-K	333-144625	2.1	12/21/2011

3.1	Articles of Incorporation of RSC Equipment Rental, Inc.	S-4	333-144625	3.1	7/17/2007

3.2	Articles of Amendment to the Articles of Incorporation of RSC Equipment Rental, Inc.	S-4	333-144625	3.2	7/17/2007

3.3	Amended and Restated By-Laws of RSC Equipment Rental, Inc.	S-4	333-144625	3.3	7/17/2007

3.4	Certificate of Formation of RSC Holdings III, LLC	S-4	333-144625	3.4	7/17/2007

3.5	Amended and Restated Limited Liability Company Agreement of RSC Holdings III, LLC	S-4	333-144625	3.5	7/17/2007

4.1	Indenture, dated as of November 27, 2006, by and among Rental Service Corporation, RSC Holdings III, LLC, the subsidiary guarantors, if any, from time to time parties thereto, and Wells Fargo Bank, National Association	S-1	333-140644	4.1	2/13/2007

4.2	Registration Rights Agreement, dated November 27, 2006, by and among Rental Service Corporation, RSC Holdings III, LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and GE Capital Markets, Inc.	S-1	333-140644	4.2	2/13/2007

4.3	U.S. Guarantee and Collateral Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time, and Deutsche Bank AG, New York Branch, as U.S. collateral agent and U.S. administrative agent	S-1	333-140644	4.5	2/13/2007

4.4	Canadian Security Agreement, dated as of November 27, 2006, by and between Rental Service Corporation of Canada Ltd. and Deutsche Bank AG, Canada Branch as Canadian collateral agent	S-1	333-140644	4.6	2/13/2007

4.5	Guarantee and Collateral Agreement, dated as of November 27, 2006, by and between RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time, and Deutsche Bank AG, New York Branch as collateral agent and administrative agent	S-1	333-140644	4.7	2/13/2007

4.6	Intercreditor Agreement, dated as of November 27, 2006, by and among RSC Holdings, II, LLC, RSC Holdings III, LLC, Rental Service Corporation, each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch as U.S. collateral agent under the first-lien loan documents and Deutsche Bank AG, New York Branch in its capacity as collateral agent under the second-lien loan documents	S-1	333-140644	4.8	2/13/2007

RSC HOLDINGS III, LLC AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6.1	First Amendment to Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch, as U.S. collateral agent under the First-Lien Loan Documents (as defined therein)	8-K	333-144625	4.2	7/2/2009

4.7	Amended and Restated Stockholders Agreement	S-4	333-144625	4.7	7/17/2007

4.7.1	Amendment No. 1 to Amended and Restated Stockholders Agreement, dated August 24, 2009	8-K	333-144625	4.7.1	8/24/2009

4.7.2	Amendment No. 2 to Amended and Restated Stockholders Agreement, dated January 21, 2010	8-K	333-144625	4.7.2	1/27/2010

4.7.3	Second Amended and Restated Stockholders Agreement, dated as of October 6, 2011	10-Q	333-144625	4.7	10/20/2011

4.8	Indenture, dated as of July 1, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC, the subsidiary guarantors, if any, from time to time parties thereto, Wells Fargo Bank, National Association, as Trustee, and Deutsche Bank AG, New York Branch, as Note Collateral Agent	8-K	333-144625	4.1	7/2/2009

4.9	First Lien Intercreditor Agreement, dated as of July 1, 2009, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc., each other grantor from time to time party thereto, Deutsche Bank AG, New York Branch, in its capacity as U.S. collateral agent under the Senior Loan Documents (as defined therein) and Deutsche Bank AG, New York Branch, in its capacity as collateral agent under the First Lien Last Out Note Documents (as defined therein)	8-K	333-144625	4.3	7/2/2009

4.9.1	First Amendment to First Lien Intercreditor Agreement, dated as of February 9, 2011, by and among RSC Holdings III, LLC, RSC Equipment Rental, Inc. and Deutsche Bank AG New York Branch, as U.S. collateral agent under the Senior Loan Documents (as defined therein)	8-K	333-144625	4.3	2/14/2011

4.10	Collateral Agreement, dated as of July 1, 2009, by and between RSC Holdings III, LLC, RSC Equipment Rental, Inc., certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time and Deutsche Bank AG, New York Branch, as Note Collateral Agent	8-K	333-144625	4.4	7/2/2009

4.11	Indenture, dated as of November 17, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC, the subsidiary guarantors, if any, from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee	8-K	333-144625	4.1	11/17/2009

RSC HOLDINGS III, LLC AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.12	Registration Rights Agreement, dated as of November 17, 2009, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Deutsche Bank Securities Inc. and the other initial purchasers named therein	8-K	333-144625	4.2	11/17/2009

4.13	Indenture, dated as of January 19, 2011, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC, the subsidiary guarantors, if any, from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee	8-K	333-144625	4.1	1/20/2011

4.14	Registration Rights Agreement, dated as of January 19, 2011, by and among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Deutsche Bank Securities Inc. and the other initial purchasers named therein	8-K	333-144625	4.2	1/20/2011

4.15	U.S. Guarantee and Collateral Agreement, dated as of February 9, 2011, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., and certain domestic subsidiaries of RSC Holdings III, LLC that may become party thereto from time to time, Deutsche Bank AG New York Branch, as collateral agent and administrative agent	8-K	333-144625	4.1	2/14/2011

4.17	Canadian Security Agreement, dated as of February 9, 2011, by and among RSC Equipment Rental of Canada Ltd., Deutsche Bank AG Canada Branch as Canadian collateral agent	8-K	333-144625	4.2	2/14/2011

10.1+	Amended and Restated Stock Incentive Plan	DEF 14A	001-33485	B	4/18/2008

10.2+	Form of Employee Stock Option Agreement	S-1	333-140644	10.2	2/13/2007

10.3+	Form of Employee Stock Subscription Agreement	S-1	333-140644	10.3	2/13/2007

10.4+	Form of Employment Agreement for executive officers	S-1	333-140644	10.4	2/13/2007

10.5	Indemnification Agreement, dated as of November 27, 2006, by and among Atlas Copco North America Inc., Rental Service Corporation, RSC Acquisition LLC, RSC Acquisition II LLC, OHCP II RSC, LLC, OHCMP II RSC, LLC, OHCP II RSC COI, LLC, Ripplewood Holdings L.L.C., Oak Hill Capital Management, LLC and Atlas Copco Finance S.à.r.l.	S-1	333-140644	10.5	2/13/2007

10.6	Monitoring Agreement, dated as of November 27, 2006, by and among RSC Holdings Inc., Rental Service Corporation, Ripplewood Holdings L.L.C. and Oak Hill Capital Management, LLC	S-1	333-140644	10.6	2/13/2007

RSC HOLDINGS III, LLC AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Rental Service Corporation of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. collateral agent and U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent and Canadian collateral agent, Citicorp North America, Inc., Bank of America, N.A., LaSalle Business Credit, LLC and Wachovia Capital Finance Corporation (Western), Deutsche Bank Securities Inc. and Citigroup Global Markets Inc.	S-1/A	333-140644	10.7	3/27/2007

10.7.1	First Amendment to Credit Agreement, dated as of June 26, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the several banks and other financial institutions party thereto from time to time	8-K	333-144625	10.1	7/2/2009

10.7.2	Second Amendment to Credit Agreement, dated as of July 30, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the several banks and other financial institutions party thereto from time to time	8-K	333-144625	10.1	7/31/2009

10.7.3	Amended and Restated Credit Agreement, dated as of July 30, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. collateral agent and U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent and Canadian collateral agent, and the several banks and other financial institutions party thereto from time to time	8-K	333-144625	Annex A to Exhibit 10.1	7/31/2009

10.7.4	First Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the banks and other financial institutions party thereto from time to time	8-K	333-144625	10.1	11/17/2009

RSC HOLDINGS III, LLC AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Second-Lien Term Loan Credit Agreement, dated as of November 27, 2006, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, Rental Service Corporation, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, Citicorp North America, Inc., GE Capital markets, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and General Electric Capital Corporation	S-1/A	333-140644	10.8	3/27/2007

10.8.1	First Amendment to Second-Lien Term Loan Credit Agreement, dated as of August 21, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., various lenders, and Deutsche Bank AG, New York Branch, as administrative agent	8-K	333-144625	10.1	8/24/2009

10.8.2	Second Amendment to Second-Lien Term Loan Credit Agreement, dated as of November 9, 2009, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., various lenders, and Deutsche Bank AG, New York Branch, as administrative agent	8-K	333-144625	10.2	11/17/2009

10.9+	RSC Holdings Inc. 2007 Annual Incentive Plan	S-1/A	333-140644	10.9	4/18/2007

10.10+	Form of Indemnification Agreement	S-1/A	333-140644	10.10	5/21/2007

10.11+	Form of Cost Reimbursement Agreement	S-1/A	333-140644	10.11	5/21/2007

10.12+	Form of Director Restricted Stock Unit Agreement	S-1/A	333-140644	10.12	5/21/2007

10.13	Executive Employment and Non competition Agreement by and between David Mathieson, RSC Holdings Inc. and RSC Equipment Rental, Inc., effective January 2, 2008	8-K	333-144625	10.1	12/3/2007

10.14	RSC Non-Qualified Deferred Compensation Savings Plan	10-K	001-33485	10.14	2/25/2009

10.15	Form of First Amendment to the Amended and Restated Executive Employment and Noncompetition Agreement – President and Chief Executive Officer	8-K	333-144625	10.1	3/5/2009

10.16	Form of First Amendment to the Executive Employment and Noncompetition Agreement – Senior Vice President	8-K	333-144625	10.2	3/5/2009

10.17	Amended and Restated Executive Employment and Noncompetition Agreement by and between Patricia D. Chiodo and RSC Holdings Inc., effective as of November 28, 2006	10-Q	333-144625	10.1	4/23/2010

10.18+	Form of Stock Option Agreement	8-K	001-33485	10.1	4/23/2010

RSC HOLDINGS III, LLC AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX (CONTINUED)

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19+	Form of Stock Option Agreement for Long-Term Incentive Equity Awards	8-K	001-33485	10.2	4/23/2010

10.20+	Form of Employee Restricted Stock Unit Agreement	8-K	001-33485	10.3	4/23/2010

10.21	Executive Employment and Noncompetition Agreement, by and between Patricia D. Chiodo, RSC Holdings Inc. and RSC Equipment Rental, Inc., effective as of October 1, 2010	8-K	333-144625	10.1	9/27/2010

10.22	Credit Agreement, dated as of February 9, 2011, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG New York Branch, Deutsche Bank AG Canada Branch, Wells Fargo Capital Finance, LLC, Bank of America, N.A., General Electric Capital Corporation, J.P. Morgan Securities LLC and Barclays Capital	8-K	333-144625	10.1	2/14/2011

10.22.1	Incremental Amendment, dated as of September 28, 2011, by and among RSC Holdings II, LLC, RSC Holdings III, LLC, RSC Equipment Rental, Inc., RSC Equipment Rental of Canada Ltd., Deutsche Bank AG, New York Branch, as U.S. administrative agent, Deutsche Bank AG, Canada Branch, as Canadian administrative agent, and the other financial institutions party thereto	8-K	333-144625	10.1	10/4/2011

10.23	Executive Employment and Noncompetition Agreement by and between Juan Corsillo and RSC Holdings Inc. effective March 15, 2010	10-Q	333-144625	10.2	4/21/2011

10.24	Form of December 16, 2011 Amendment to Executive Employment Agreements	8-K	333-144625	99.1	12/21/2011

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

RSC HOLDINGS III, LLC AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX (CONTINUED)

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of RSC Holdings III, LLC or RSC Equipment Rental, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

INDEX TO FINANCIAL STATEMENTS

RSC HOLDINGS III, LLC AND SUBSIDIARIES

The following financial statements of the Company and its subsidiaries required to be included in Item 15(a)(1) of Form 10-K are listed below:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

RSC Holdings III, LLC:

We have audited the accompanying consolidated balance sheets of RSC Holdings III, LLC and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RSC Holdings III, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 26, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

January 26, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

RSC Holdings III, LLC:

We have audited RSC Holdings III, LLC’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RSC Holdings III, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on RSC Holdings III, LLC’s internal control over financial reporting based on our audit.

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

In our opinion, RSC Holdings III, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RSC Holdings III, LLC and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated January 26, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

January 26, 2012

RSC HOLDINGS III, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$4,833	$3,510
Accounts receivable, net	267,879	228,532
Inventory	15,909	14,171
Deferred tax assets, net	122,862	17,912
Prepaid expense and other current assets	14,422	13,798

Total current assets	425,905	277,923

Rental equipment, net	1,573,193	1,336,424
Property and equipment, net	123,114	110,779
Goodwill and other intangibles, net	957,129	939,302
Deferred financing costs	52,484	44,205
Other long-term assets	9,148	9,342

Total assets	$3,140,973	$2,717,975

Liabilities and Stockholders’ Deficit

Accounts payable	$258,811	$193,819
Accrued expenses and other current liabilities	140,725	119,608
Current portion of long-term debt	27,417	25,294

Total current liabilities	426,953	338,721

Long-term debt	2,294,865	2,043,887
Deferred tax liabilities, net	429,074	330,862
Other long-term liabilities	28,500	41,782

Total liabilities	3,179,392	2,755,252

Commitments and contingencies

Common stock, no par value, (1,000 shares authorized, issued and outstanding at December 31, 2011 and December 31, 2010)	305,622	293,462
Accumulated deficit	(362,735)	(332,831)
Accumulated other comprehensive income	18,694	2,092

Total stockholders’ deficit	(38,419)	(37,277)

Total liabilities and stockholders’ deficit	$3,140,973	$2,717,975

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Equipment rental revenue	$1,312,507	$1,060,266	$1,073,021
Sale of merchandise	55,241	49,313	51,951
Sale of used rental equipment	154,466	124,845	158,482

Total revenues	1,522,214	1,234,424	1,283,454

Cost of revenues:
Cost of equipment rentals, excluding depreciation	651,651	563,513	540,945
Depreciation of rental equipment	300,377	272,610	285,668
Cost of merchandise sales	36,817	35,701	36,743
Cost of used rental equipment sales	101,141	104,491	148,673

Total cost of revenues	1,089,986	976,315	1,012,029

Gross profit	432,228	258,109	271,425

Operating expenses:
Selling, general and administrative	183,145	146,791	148,163
Depreciation and amortization of non-rental equipment and intangibles	42,427	40,213	43,984
Merger costs	10,954	—	—
Other operating gains, net	(4,000)	(5,592)	(517)

Total operating expenses, net	232,526	181,412	191,630

Operating income	199,702	76,697	79,795
Interest expense, net	224,518	194,471	189,689
Loss (gain) on extinguishment of debt, net	15,342	—	(13,916)
Other expense (income), net	260	(539)	707

Loss before benefit for income taxes	(40,418)	(117,235)	(96,685)
Benefit for income taxes	(10,514)	(43,719)	(37,325)

Net loss	$(29,904)	$(73,516)	$(59,360)

Weighted average shares outstanding used in computing net loss per common share:
Basic and diluted	1,000	1,000	1,000

Net loss per common share:
Basic and diluted	$(29.90)	$(73.52)	$(59.36)

RSC HOLDINGS III, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock		Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Balance, January 1, 2009	1,000	$284,403	$(206,485)		$(34,798)	$43,120

Components of comprehensive loss:
Net loss	—	—	(59,360)	$(59,360)	—	(59,360)
Foreign currency translation adjustments	—	—	—	14,065	14,065	14,065
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $9,109	—	—	—	14,928	14,928	14,928

Total comprehensive loss				$(30,367)

Capital contributions	—	256	—		—	256
Excess tax benefits, net	—	(122)	—		—	(122)
Recapitalization adjustment	—	—	6,530		—	6,530
Share-based compensation	—	4,224	—		—	4,224

Balance, December 31, 2009	1,000	$288,761	$(259,315)		$(5,805)	$23,641

Components of comprehensive loss:
Net loss	—	—	(73,516)	$(73,516)	—	(73,516)
Foreign currency translation adjustments	—	—	—	5,755	5,755	5,755
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $1,370	—	—	—	2,142	2,142	2,142

Total comprehensive loss				$(65,619)

Capital contributions	—	948	—		—	948
Share-based compensation	—	3,753	—		—	3,753

Balance, December 31, 2010	1,000	$293,462	$(332,831)		$2,092	$(37,277)

Components of comprehensive loss:
Net loss	—	—	(29,904)	$(29,904)	—	(29,904)
Foreign currency translation adjustments	—	—	—	(3,028)	(3,028)	(3,028)
Change in fair value of derivatives qualifying as cash flow hedges, net of tax of $12,550	—	—	—	19,630	19,630	19,630

Total comprehensive loss				$(13,302)

Capital contributions	—	5,109	—		—	5,109
Share-based compensation	—	7,051	—		—	7,051

Balance, December 31, 2011	1,000	$305,622	$(362,735)		$18,694	$(38,419)

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,904)	$(73,516)	$(59,360)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	342,804	312,823	329,652
Amortization of deferred financing costs	10,018	12,782	11,768
Amortization of original issue discount	1,246	1,117	453
Share-based compensation expense	7,051	3,753	4,224
Gain on sales of rental and non-rental property and equipment, net of non-cash write-offs	(55,458)	(19,376)	(7,091)
Deferred income taxes	(19,099)	(2,697)	(37,332)
Loss (gain) on extinguishment of debt, net	15,342	—	(13,916)
Gain on settlement of insurance property claims	—	(3,426)	—
Interest expense net, on ineffective hedge	(104)	42	6,832
Changes in operating assets and liabilities:
Accounts receivable, net	(37,005)	(45,109)	99,772
Inventory	(1,652)	288	5,519
Other assets	(623)	452	1,191
Accounts payable	50,664	145,482	(63,068)
Accrued expenses and other liabilities	40,520	(7,755)	(8,688)

Net cash provided by operating activities	323,800	324,860	269,956

Cash flows from investing activities:
Cash paid for acquisition	(49,098)	—	—
Purchases of rental equipment	(616,159)	(327,107)	(46,386)
Purchases of property and equipment	(11,837)	(5,766)	(4,952)
Proceeds from sales of rental equipment	154,466	124,845	158,482
Proceeds from sales of property and equipment	7,073	2,951	12,493
Insurance proceeds from rental equipment and property claims	—	4,368	5,267

Net cash (used in) provided by investing activities	(515,555)	(200,709)	124,904

Cash flows from financing activities:
Proceeds from Old Senior ABL Revolving Facility	72,000	179,000	321,166
Proceeds from New Senior ABL Revolving Facility	630,000	—	—
Proceeds from issuance of 2021 Notes	650,000	—	—
Proceeds from issuance of 2017 Notes	—	—	389,280
Proceeds from issuance of 2019 Notes	—	—	196,954
Payments on Old Senior ABL Revolving Facility	(376,195)	(276,000)	(601,193)
Payments on New Senior ABL Revolving Facility	(142,000)	—	—
Payments on Senior ABL Term Loan	—	—	(244,375)
Payments on 2014 Notes	(117,000)	—	—
Payments for call premium on 2014 Notes	(5,562)	—	—
Payments on Second Lien Term Facility	(479,395)	—	(392,986)
Payments on capital leases and other debt	(29,652)	(30,194)	(40,427)
Payments for deferred financing costs	(28,101)	(1,756)	(28,487)
Payments for non-deferred financing costs	—	—	(4,312)
Capital Contributions from RSC Holdings	5,109	948	256
Increase (decrease) in outstanding checks in excess of cash balances	14,670	1,921	(1,070)

Net cash provided by (used in) financing activities	193,874	(126,081)	(405,194)

Effect of foreign exchange rates on cash	(796)	905	1,199

Net increase (decrease) in cash and cash equivalents	1,323	(1,025)	(9,135)
Cash and cash equivalents at beginning of year	3,510	4,535	13,670

Cash and cash equivalents at end of year	$4,833	$3,510	$4,535

Supplemental disclosure of cash flow information:
Cash paid for interest	$197,803	$181,272	$155,295
Cash received for taxes, net	(13,130)	(26,539)	(8,632)

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$44,098	$23,149	$1,136
Accrued deferred financing costs	301	326	634

See accompanying notes to consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Business and Basis of Presentation

Description of Business

RSC Holdings III, LLC and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. The Company is a wholly owned subsidiary of RSC Holdings Inc. (“RSC Holdings”). RSC Holdings III, LLC is a limited liability company that does not have a Board of Directors, its business and affairs are managed by the Board of Directors of RSC Holdings, its ultimate parent. For the year ended December 31, 2011, the Company generated approximately 86.2% of its revenues from equipment rentals, and it derived the remaining 13.8% of its revenues from sales of used rental equipment, merchandise and other related items.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of RSC Holdings Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Prior to November 27, 2006, RSC Holdings was wholly owned by Atlas Copco AB (“ACAB”) and Atlas Copco Airpower n.v. (“ACA”), a wholly owned subsidiary of ACAB (together with ACAB, “Atlas”). On October 6, 2006, Atlas announced that it had entered into a recapitalization agreement pursuant to which Ripplewood Holdings L.L.C. (“Ripplewood”) and Oak Hill Capital Partners (“Oak Hill” and collectively with Ripplewood, “the Sponsors”) would acquire 85.5% of RSC Holdings (the “Recapitalization”). The Recapitalization closed on November 27, 2006. The Recapitalization was accomplished through (a) the repurchase by RSC Holdings of a portion of its issued and outstanding stock from Atlas and (b) a cash equity investment in RSC Holdings by the Sponsors for stock. The Recapitalization was accounted for as a leveraged recapitalization with no change in the book basis of assets and liabilities. As of December 31, 2011, neither Ripplewood nor Atlas was an affiliate of the Company.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management of the Company to make a number of estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amounts of long-lived assets, goodwill, and inventories; the allowance for doubtful accounts; deferred income taxes; environmental liabilities; reserves for claims; assets and obligations related to employee benefits; the fair value of derivative instruments and determination of share-based compensation amounts. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.

(2) Recent Development

On December 15, 2011, RSC Holdings entered into a definitive merger agreement (the “Merger Agreement”) with URI pursuant to which RSC Holdings will be merged (the “Merger”) with and into URI, with URI continuing as the surviving corporation of the Merger. Upon completion of the Merger, each issued and outstanding share of RSC Holdings’ common stock (other than shares owned by RSC Holdings, URI or any of their direct or indirect wholly owned subsidiaries, in each case not held on behalf of third parties, and shares with respect to which appraisal rights are properly exercised and not withdrawn) will be converted into the right to receive (i) $10.80 in cash and (ii) 0.2783 of a share of URI common stock, in each case without interest. The board of directors of each of RSC Holdings and URI has unanimously approved the Merger and the Merger Agreement and has recommended that its

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stockholders vote in favor of the adoption of the Merger Agreement. The Merger is expected to close by the end of the first half of 2012 and is subject to customary closing conditions, including approval of stockholders and necessary regulatory approvals.

Merger costs in the accompanying consolidated statement of operations for the year ended December 31, 2011 consists of $7.7 million of transaction expenses related to the Company’s pending Merger with URI and $3.3 million of discretionary bonuses paid to certain members of the Company’s senior management team related to the execution of the URI Merger Agreement.

The Company entered into certain advisory agreements related to the Merger that would require payments of approximately $27.0 million upon consummation of the Merger Agreement. Accordingly, no such amounts are recorded in the 2011 consolidated statement of operations. The Company expects to incur additional professional fees in 2012 in connection with the Merger.

(3) Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid instruments with insignificant interest rate risk and with maturities of three months or less at purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $7.1 million and $7.0 million at December 31, 2011 and 2010, respectively. Management develops its estimate of this allowance based on the Company’s historical experience, its understanding of the Company’s current economic circumstances, and its own judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company has determined the balance will not be collected. Bad debt expense is reflected as a component of selling, general and administrative expenses in the consolidated statements of operations.

The Company’s customer base is large and geographically diverse. No single customer accounts for more than 2% of the Company’s rental revenues for the years ended December 31, 2011, 2010 and 2009. No single customer accounts for more than 3% of total receivables at both December 31, 2011 and 2010. Accounts receivable consist of the following (in 000s):

	December 31,
	2011	2010
Trade receivables	$272,362	$214,003
Income taxes receivable	590	20,650
Other receivables	1,992	888
Less allowance for doubtful accounts	(7,065)	(7,009)

Accounts receivable, net	$267,879	$228,532

Included in income taxes receivable at December 31, 2010 are net operating loss carrybacks of $19.1 million and state, federal and Canadian overpayments of $1.6 million.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes activity for allowance for doubtful accounts (in 000s):

	2011	2010	2009
Beginning balance at January 1,	$7,009	$10,741	$9,197
Provision for bad debt	3,420	4,701	9,962
Charge offs, net	(3,364)	(8,433)	(8,418)

Ending balance at December 31,	$7,065	$7,009	$10,741

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

The following table provides a breakdown of rental equipment (in 000s):

	December 31,
	2011	2010
Rental equipment	$2,723,960	$2,426,267
Less accumulated depreciation	(1,150,767)	(1,089,843)

Rental equipment, net	$1,573,193	$1,336,424

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets ranging from three to thirty years. Leasehold improvements are amortized over the life of the lease or life of the asset, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. Expenditures that increase productivity or extend the life of an asset are capitalized. Depreciation expense for leased equipment is included in depreciation and amortization of non-rental equipment and intangibles. Upon disposal, the related cost and accumulated depreciation are removed from their respective accounts, and any gains or losses are included in other operating gains, net.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment consists of the following (in 000s):

	December 31,
	2011	2010
Leased equipment	$216,373	$195,351
Buildings and leasehold improvements	53,861	52,664
Non-rental machinery and equipment	46,247	42,393
Data processing hardware and purchased software	17,917	16,837
Furniture and fixtures	10,362	10,441
Construction in progress	2,561	1,034
Land and improvements	555	554

	347,876	319,274
Less accumulated depreciation and amortization	(224,762)	(208,495)

Property and equipment, net	$123,114	$110,779

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

If an impairment indicator is present, the Company evaluates recoverability by comparing the estimated future cash flows of the category classes, on an undiscounted basis, to their carrying values. The category class represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted cash flows exceed the carrying value, the asset group is recoverable and no impairment is present. If the undiscounted cash flows are less than the carrying value, the impairment is measured as the difference between the carrying value and the fair value of the asset group. During the years ended December 31, 2011, 2010 and 2009, the Company concluded impairment indicators were not present and it was therefore not necessary to test the assets for recoverability during those years.

Goodwill and Other Intangible Assets

The Company has made acquisitions over the years that have resulted in the recognition of a significant amount of goodwill. Goodwill is not amortized. Instead, goodwill is required to be tested for impairment annually and between annual tests if an event occurs or circumstances change that might indicate impairment. The Company performs its annual goodwill impairment test during the fourth quarter of its calendar year.

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

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is comprised of two divisions that are aggregated into one reportable segment because they are operationally and economically similar and because aggregation is consistent with the basic principles of segment reporting. The Company concluded its divisions are reporting units for purposes of testing goodwill because the component levels below its divisions do not constitute a business.

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

Based on the Company’s analyses, there was no goodwill impairment recognized during the years ended December 31, 2011, 2010 and 2009. If during 2012 market conditions deteriorate and the Company’s outlook deteriorates from the projections the Company used in the 2011 goodwill impairment test, the Company could have goodwill impairment during 2012. Goodwill impairment would not impact the Company’s debt covenants.

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

Foreign Currency Translation and Transactions

The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated at the average rates prevailing during the period. Resulting translation adjustments are included in stockholders’ (deficit) equity as a component of accumulated other comprehensive income (loss). Income and losses that result from foreign currency transactions are included in earnings. The Company recognized $0.3 million of other expense, net for the year ended December 31, 2011, $0.5 million of other income, net for the year ended December 31, 2010 and other expense, net of $0.7 million for the year ended December 31, 2009.

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

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The fair values of the Company’s 2014 Notes, 2017 Notes, 2019 Notes and 2021 Notes are based on quoted market prices. The fair value of the Company’s New Senior ABL Revolving Facility, is estimated based on borrowing rates currently available to the Company for debt with similar terms and maturities. The fair value of capital lease obligations approximates the carrying value due to the fact that the underlying instruments include provision to adjust interest rates to approximate fair market value.

See Note 5 for additional fair market information related to debt instruments and Note 8 for additional fair value information about other financial instruments.

Revenue Recognition

The Company rents equipment primarily to the industrial or non-construction market and the construction market. The Company records unbilled revenue for revenues earned each reporting period which have not yet been billed to the customer. Rental contract terms may be daily, weekly, or monthly and may extend across financial reporting periods. Rental revenue is recognized over the applicable rental period.

The Company recognizes revenue on used rental equipment and merchandise sales when title passes to the customer, the customer takes ownership, assumes risk of loss, and collectability is reasonably assured. There are no rights of return or warranties offered on product sales.

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

Marketing and Advertising Costs

The Company advertises primarily through trade publications, promotional items and events. These costs are charged in the period incurred. Marketing and advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Qualifying cooperative advertising reimbursements were $0.9 million, $0.4 million and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Marketing and advertising expenses, net of qualifying cooperative advertising reimbursements, were $15.2 million, $14.6 million and $15.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Volume incentives on rental equipment are deferred and amortized as an offset to depreciation expense over 36 months, which approximates the average period of ownership of the rental equipment purchased from vendors who provide the Company with rebates and other incentives.

Share-Based Compensation

Share-based compensation for all share-based payment awards granted is based on the grant-date fair value. Generally, share-based payment awards to the employees vest in equal increments over a four-year service period from the date of grant. The grant date fair value of the award, adjusted for expected forfeitures, is amortized to expense on a straight-line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As of December 31, 2011 there was $16.5 million of unrecognized stock-based compensation (net of forfeitures) related to unvested awards which are expected to vest over a weighted average period of approximately of 2.3 years related to the share-based compensation plans. See Note 18 for further discussion.

Net Loss per Common Share

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update related to testing goodwill for impairment. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that adoption of these amendments will have a material impact on its financial condition, results of operations or cash flows.

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

In November 2011, the FASB issued an update deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The Company does not anticipate that the adoption of this update will have a material impact on its financial position, results of operations or cash flows.

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

(4) Accrued Expenses and Other Liabilities

Current and long-term accrued expenses and other liabilities consist of the following (in 000s) at:

	December 31,
	2011	2010
Compensation-related accruals	$47,788	$28,483
Accrued income and other taxes	28,265	23,990
Reserves for claims	27,776	29,203
Accrued interest payable	47,490	35,817
Interest rate swap liability	—	33,673
Other	17,906	10,224

Total	$169,225	$161,390

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Debt

Debt consists of the following (in 000s) at:

			December 31, 2011		December 31, 2010

	Interest Rate (a)	Maturity Date	Unamortized Deferred Financing Costs	Debt	Debt
New Senior ABL Revolving Facility	2.80%	Feb. 2016	$19,277	$488,000	$—
Old Senior ABL Revolving Facility	n/a	(b)	—	—	304,195
Second Lien Term Facility	n/a	(c)	—	—	479,395
2014 Notes (d)	9.50%	Dec. 2014	7,541	503,000	620,000
2017 Notes	10.50%	Jul. 2017	7,418	400,000	400,000
2019 Notes	10.50%	Nov. 2019	4,550	200,000	200,000
2021 Notes	8.25%	Feb. 2021	13,698	650,000	—
Capitalized lease obligations (e)	2.44%	Various	—	92,233	77,788

Total			$52,484	2,333,233	2,081,378

Original issue discounts (f)	n/a	n/a		(10,951)	(12,197)

Total				$2,322,282	$2,069,181

(a)	Estimated interest rate presented is the effective interest rate as of December 31, 2011 including the effect of original issue discounts, where applicable, and excluding the effects of deferred financing costs.

(b)	In February 2011, the Company repaid the outstanding balance of the Old Senior ABL Revolving Facility and replaced it with the New Senior ABL Revolving Facility due February 2016. As a result, the Company classified the outstanding balance on the Old Senior ABL Revolving Facility as long-term debt at December 31, 2010. Had the Company not entered into the New Senior ABL Revolving Facility, $78.4 million of the outstanding balance on the Old Senior ABL Revolving Facility at December 31, 2010 would have been due November 2011 with the remaining $225.8 million due August 2013. See Senior ABL Facilities below for additional information.

(c)	In January 2011, the Company repaid the $479.4 million outstanding balance on the Second Lien Term Facility using proceeds received from the sale of the 2021 Notes. See 2021 Notes below for additional information.

(d)	In February 2011, the Company redeemed $117.0 million of the aggregate principal of the 2014 Notes.

(e)	Capital leases include $27.4 million and $64.8 million of obligations that are classified as current and long-term debt, respectively, at December 31, 2011.

(f)	The original issue discounts represent the unamortized difference between the $400.0 million aggregate principal amount of the 2017 Notes and the proceeds received upon issuance and the unamortized difference between the $200.0 million aggregate principal amount of the 2019 Notes and the proceeds received upon issuance.

As of December 31, 2011, the Company had $628.1 million available for borrowing under the New Senior ABL Revolving Facility. A portion of the New Senior ABL Revolving Facility is available for the issuance of letters of credit and swingline loans, which are seven day loans that can be drawn on the same day as requested for an amount not to exceed $25.0 million. The Company will pay fees on the unused commitments of the lenders under the New Senior ABL Revolving Facility; a letter of credit fee on the outstanding stated amount of letters of credit plus facing fees for the letter of credit issuing banks and any other customary fees.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows (in 000s):

2012	$27,417
2013	22,410
2014	520,299
2015	11,333
2016	494,216
Thereafter	1,257,558

Total	$2,333,233

As of December 31, 2011 the estimated fair value of the Company’s debt was as follows (in 000s):

Fair Value
New Senior ABL Revolving Facility	$488,000
2014 Notes	515,575
2017 Notes	460,000
2019 Notes	218,000
2021 Notes	656,500
Capitalized lease obligations	92,233

Total	$2,430,308

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

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On February 9, 2011, the Company entered into the New Senior ABL Revolving Facility, which replaced its Old Senior ABL Revolving Facility, and borrowed $383.0 million of loans under the New Senior ABL Revolving Facility. The proceeds of these loans were used to repay the outstanding balance on the Company’s Old Senior ABL Revolving Facility, which totaled $370.2 million plus accrued interest and other fees of $1.1 million, and to pay a portion of transaction costs including legal fees. Total transaction costs of $12.3 million were capitalized as deferred financing costs and are being amortized to interest expense over the term of the New Senior ABL Revolving Facility. In addition, the Company wrote off $2.4 million of unamortized deferred financing costs associated with the Old Senior ABL Revolving Facility, which is included in the loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2011.

Additionally, on September 28, 2011 the New Senior ABL Revolving agreement was amended to increase the commitment for aggregate borrowings by approximately $110.0 million. Of this amount $85.0 million represents additional U.S. commitments and $25.0 million represents Canadian commitments. No other material modifications were made. The Company’s New Senior ABL Revolving Facility, which is due February 2016, now provides commitments for aggregate borrowings of approximately $1,210.0 million subject to, among other things, the Company’s maintenance of a sufficient borrowing base under such facility. In connection with the Company’s expansion of the New Senior ABL Revolving Facility, the Company incurred transaction costs of $0.7 million that will be amortized to interest expense over the remaining term of the New Senior ABL Revolving Facility as amended. The borrowing base reporting requirements that the Company is subject to under the New Senior ABL Revolving Facility are substantially similar to those under the Old Senior ABL Revolving Facility.

The New Senior ABL Revolving Facility contains a number of covenants that, among other things, limit or restrict the Company’s ability to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness; engage in certain transactions with affiliates; make investments; change the nature of its business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. The respective indentures governing the Notes also contain restrictive covenants that, among other things, limit the Company’s ability to incur additional debt; pay dividends or distributions on capital stock or repurchase capital stock; make certain investments; create liens to secure debt; enter into certain transactions with affiliates; create limitations on the ability of the Company’s restricted subsidiaries to make dividends or distributions to their parents; merge or consolidate with another company; and transfer and sell assets. In addition, under the New Senior ABL Revolving Facility, upon excess availability falling below $100.0 million, the Company will become subject to more frequent borrowing base reporting requirements and upon the excess availability falling below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Facility, the borrowers will be required to comply with specified financial ratios, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum leverage ratio as of the last day of each quarter of 5.25 to 1.00, decreasing to 5.00 to 1.00 on December 31, 2011.

Availability under the New Senior ABL Revolving Facility is based on a borrowing base equal to a percentage of the net rental equipment, the value of our receivables and inventory subject to a maximum availability of $1,210 million. As of December 31, 2011, the borrowing base was $1,510.5 million and we had an outstanding balance of $488.0 million on our New Senior ABL Revolving Facility, $93.9 million of outstanding letters of credit, leaving $628.1 million available for future borrowings and the Company was therefore not required to comply with either the fixed charge coverage ratio or leverage ratio. Had excess availability fallen below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility as of December 31, 2011, compliance with these financial ratios would have been required and the Company would have violated the minimum fixed charge coverage ratio requirement, which would be an event of default. The Company does not expect excess availability to fall below the greater of $125.0 million and 12.5% of the sum of the total commitments under the New Senior ABL Revolving Facility at any time during the next twelve months and therefore does not expect to be required to comply with the specified financial ratios during that time. If an event of default occurred, the Company would seek a waiver of the covenants and could incur upfront fees and increased interest costs. However, there can be no assurances that such a waiver could be obtained.

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

In November 2009, the Company entered into two additional swap agreements with a combined notional amount of $192.1 million in which it exchanged fixed-rate interest payments for floating-rate interest payments. These swaps are intended to offset a portion of the fixed-rate payments the Company is making under swap agreements that were de-designated as cash flow hedges in November 2009 upon the Company prepaying $192.1 million of principal on the Second Lien Term Facility using the net proceeds from the 2019 Notes. See Note 7 for additional information.

In January 2011, the Company repaid the outstanding balance on the Second Lien Term Facility using proceeds received from the sale of the 2021 Notes. See 2021 Notes for additional information.

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

In February 2011, the Company redeemed $117.0 million of the aggregate principal of the 2014 Notes using proceeds received from the sale of the 2021 Notes. See 2021 Notes for additional information.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2017 Notes. On July 1, 2009, RSC and RSC Holdings, III LLC completed a private placement offering (the “July Offering”) of $400.0 million aggregate principal amount of 10% senior secured notes due July 2017. The July Offering resulted in net proceeds to the Company of $389.3 million after an original issue discount of $10.7 million. Interest on the 2017 Notes is payable on January 15 and July 15, commencing January 15, 2010. To permit the issuance of the 2017 Notes, the Company executed the Notes Credit Agreement Amendment (see “Senior ABL Facilities” above) after obtaining the consent of lenders holding a majority of the outstanding Senior ABL Term Loans and the Senior ABL Revolving Facility commitments. Pursuant to the requirements of the Notes Credit Agreement Amendment, the Company used the proceeds from the July Offering (net of an $8.0 million underwriting fee) to repay the outstanding balance on the Senior ABL Term Loan of $243.1 million and pay down $138.2 million of the outstanding balance on the Senior ABL Revolving Facility.

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

2019 Notes. On November 17, 2009, RSC and RSC Holdings, III LLC completed a private placement offering (the “November Offering”) of $200.0 million aggregate principal amount of 10.25% senior unsecured notes due November 2019. To permit the issuance of the 2019 Notes, the Company executed a second amendment to the Second Lien Term Facility credit agreement (the “Second Lien Second Amendment”) in order to permit the Company to issue unsecured notes without having indebtedness incurred in connection with any such issuances count against the general debt basket or any other debt incurrence requirement under the Second Lien Term Facility credit agreement as long as the proceeds from any such issuance are used within four business days of their receipt to repay indebtedness outstanding under the Second Lien Term Facility. The November Offering resulted in net proceeds to the Company of $192.1 million after an original issue discount of $3.1 million and fees and expenses incurred with the November Offering of $4.8 million, which were capitalized and are being amortized through November 2019 using the effective interest rate method. Interest on the 2019 Notes is payable on May 15 and November 15, commencing May 15, 2010. The Company used the proceeds from the November Offering to pay down $192.1 million principal of the Second Lien Term Facility at par value.

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

2021 Notes. On January 19, 2011, the Company completed a private offering of $650.0 million aggregate principal amount of 8.25% senior unsecured notes due February 2021 (the “2021 Notes”). The proceeds from the sale of the 2021 Notes were used to repay the outstanding balance on the Company’s Second Lien Term Facility, which totaled $479.4 million plus accrued interest of $0.7 million, redeem a portion of the 2014 Notes in February 2011 as described above, settle the Company’s outstanding interest rate swap obligations of $35.1 million and pay a portion of the transaction costs incurred with the issuance of the 2021 Notes. The transaction costs, which totaled $14.6 million, were capitalized as deferred financing costs and are being amortized as interest expense over the term of the 2021 Notes using the effective interest rate method. On February 21, 2011, the Company redeemed $117.0 million of aggregate principal of its 2014 Notes, paid accrued interest of $2.5 million on the 2014 Notes and incurred a call premium of $5.6 million, which was funded with the remaining proceeds from the 2021 Notes and in part from a draw on the New Senior ABL Revolving Facility. As a result of the Second Lien Term Facility repayment and the partial repayment of the 2014 Notes, the Company expensed $7.3 million of unamortized deferred financing costs, which together with the $5.6 million in call premiums, is characterized as a loss on extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2011. The settlement of the Company’s interest rate swaps resulted in a charge of $33.9 million, which is characterized as interest expense in the consolidated statement of operations for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company initiated and completed an exchange offer, in which the holders of the 2021 Notes could exchange such unregistered notes for new, registered notes. The terms of the new, registered notes offered in the exchange offer are identical in all material respects to the terms of the unregistered notes, except that the new notes were issued in a transaction registered under the Securities Act of 1933 and generally are not subject to restrictions on transfer.

The 2021 Notes are redeemable at the Company’s option, in whole or in part, at any time and from time to time and after February 1, 2016 at the applicable redemption price set forth below, if redeemed during the 12-month period commencing on February 1 of the years set forth below:

Redemption Period	Price
2016	104.125%
2017	102.750%
2018	101.375%
2019 and thereafter	100.000%

In addition, at any time and from time to time on or prior to February 1, 2014, the Issuers at their option may redeem up to 35% of the original aggregate principal amount of the 2021 Notes with funds in an equal aggregate amount up to the aggregate proceeds of certain equity offerings of the Company at a redemption price of 108.250%.

The indentures governing the 2014 Notes, the 2017 Notes, the 2019 Notes and the 2021 Notes contain covenants that, among other things, limit the Company’s ability to incur additional indebtedness or issue preferred shares; pay dividends on or make other distributions in respect to capital stock or other restricted payments; make certain investments; and sell certain assets.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company continues to be in compliance with all applicable debt covenants as of December 31, 2011.

Substantially all of the Company’s rental equipment and all our other assets are subject to liens under our New Senior ABL Revolving Facility and our 2017 Notes, and none of such assets are available to satisfy the general claims of our creditors.

Capital leases. Capital lease obligations consist of vehicle leases with periods expiring at various dates through 2019. The interest rate is the same for all units and is subject to change on a monthly basis. The interest rate for December 2011 was 2.44%.

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

The Company formally documents its risk management objectives and strategy for undertaking each swap at the contract’s inception and assesses whether the hedging relationship is expected to be highly effective in achieving cash flows that offset changes in interest payments resulting from fluctuations in the benchmark rate. An assessment of the effectiveness of derivative instruments designated as cash flow hedges is performed on a quarterly basis using the perfectly effective hypothetical derivative method. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as a component of accumulated other comprehensive income (loss) for the portion of the derivative instrument determined to be effective. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified into earnings as interest income or expense in the periods during which the hedged transaction affects earnings. Gains or losses resulting from changes in the fair value of derivatives designated as cash flow hedges are reported as interest expense for the portion of the derivative instrument determined to be ineffective. The ineffective portion of the liabilities for derivatives qualifying as cash flow hedges was $104,000 at December 31, 2010. There were no derivative instruments outstanding at December 31, 2011.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During September 2007 and January 2008, the Company entered into a total of five interest rate swaps under which it exchanged benchmark floating-rate interest payments for fixed-rate payments. At the inception of these swaps, the Company concluded that each of the interest rate swaps were hedges of specified cash flows. These interest rate swaps are as follows (in millions):

Effective Date	Expiration Date	Instrument Hedged	Weighted Average Fixed Rate	Original Notional Amount	De-designated Portion	Portion of Effective Hedge Expired or Settled	Remaining Effective Hedge at December 31, 2011
Oct. 2007	Oct. 2012	Second Lien Term Facility (a)	4.66%	$250.0		$250.0	$—
Oct. 2007	Oct. 2012	Second Lien Term Facility (a)(d)	4.66%	250.0	$20.6	229.4	—
Oct. 2007	Oct. 2010	Second Lien Term Facility (a)(c)(d)	4.57%	100.0	71.5	28.5	—
Oct. 2007	Oct. 2010	Second Lien Term Facility (a)(d)	4.57%	100.0	100.0		—
Apr. 2008	Apr. 2010	Senior ABL Revolving Facility (b)	2.66%	250.0		250.0	—

Effective Date	Expiration Date	Description		Notional Amount	Portion Expired or Settled	Remaining Non-effective Hedge at December 31, 2011
Oct. 2007	Oct. 2012	De-designated	(d)	$20.6	$20.6	—
Oct. 2007	Oct. 2010	De-designated	(d)	71.5	71.5	—
Oct. 2007	Oct. 2010	De-designated	(d)	100.0	100.0	—
Oct. 2009	Oct. 2010	Reverse Swap	(e)	171.5	171.5	—
Oct. 2009	Oct. 2012	Reverse Swap	(e)	20.6	20.6	—

(a)	The agreements were executed to hedge only the benchmark portion of interest associated with a portion of the Second Lien Term Facility. Interest on this debt, which is settled on a quarterly basis, is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin.

(b)	This swap was executed to hedge the benchmark portion of interest associated with a portion of the Senior ABL Revolving Facility. Interest on this debt, which was settled on a quarterly basis, was based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin.

(c)	During August, September and October 2009, the Company made a series of discounted prepayments on the Second Lien Term Facility resulting in a $227.8 million reduction in the outstanding principal balance. These repayments left a notional amount of $28.5 million on the Company’s interest rate swaps that no longer functioned as an effective hedge against the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. As a result, the Company partially settled this interest rate swap in exchange for a termination fee of $1.2 million which was recognized as interest expense in the 2009 consolidated statement of operations.

(d)	In November 2009, the Company received net proceeds of $192.1 million in connection with the issuance of the 2019 Notes, which were used to prepay a portion of the outstanding principal of the Second Lien Term Facility at par value. As a result of this prepayment, $192.1 million of notional amounts on the Company’s interest rate swaps no longer qualified as an effective hedge against the variability in expected future cash flows associated with the variable interest on the Second Lien Term Facility. The Company de-designated them as hedging instruments and in doing so, reclassified $6.7 million of losses from accumulated other comprehensive loss to interest expense.

(e)	In November 2009, the Company entered into two additional interest rate swap agreements (the “reverse swaps”) which became effective October 2009. The reverse swaps cover a combined notional amount of debt totaling $192.1 million, of which $20.6 million is for a three-year period with a fixed interest rate of 1.51% and $171.5 million is for a one-year period with a fixed interest rate of 0.32%. The reverse swaps were intended to offset a portion of the fixed-rate payments under the swap agreements that were de-designated as cash flow hedges in November 2009.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company presents derivatives in the consolidated balance sheet as either assets or liabilities depending on the rights or obligations under the contract. Derivatives are measured and reported in the consolidated balance sheet at fair value. At December 31, 2010 the fair value of the Company’s interest rate swaps in a liability position totaled $33.7 million, and was classified within accrued expenses and other current and long-term liabilities in the consolidated balance sheet. At December 31, 2010, the fair value of the Company’s interest rate swap in an asset position totaled $0.3 million, and was classified within other current assets in the consolidated balance sheet. As of December 31, 2011 there were no derivatives instruments outstanding.

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

The fair value of liabilities associated with the Company’s interest rate swaps and cumulative losses resulting from changes in the fair value of the effective portion of derivative instruments designated as hedging instruments and recognized within accumulated other comprehensive income (loss) (“OCIL”) were as follows (in 000s):

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Derivative Type	Fair Value of Swap Liabilities	Fair Value of Swap Liabilities	Loss in Accumulated OCIL (Net of Tax) (f)	Loss in Accumulated OCIL (Net of Tax)
Interest rate swaps designated as hedges	n/a	$32,285	n/a	$19,630

Interest rate swaps not designated as hedges	n/a	$1,388	n/a	n/a

(f)	The Company settled its interest rate swaps and reverse swaps in January 2011 and in doing so reclassified all related losses in accumulated other comprehensive income (loss) into earnings.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effect of derivative instruments on comprehensive loss for the year ended December 31, 2011 was as follows (in 000s):

Derivative Type	Loss Recognized in Accumulated OCIL (Net of Tax)	Loss Reclassified from Accumulated OCIL into Expense (Net of Tax)	Gain Recognized on Ineffective Portion of Derivatives
Interest rate swaps	$ —	$ 19,630	$ 104

The effect of derivative instruments not designated as hedging instruments on net (loss) income for the years ended December 31, 2011 and 2010 was as follows (in 000s):

	2011	2010
Derivatives not designated as hedging instruments	Loss Recognized on Derivative	Loss Recognized on Derivatives
Interest rate swaps	$ 80	$ 294

(7) Goodwill and Intangible Assets

The change in the carrying` amount of goodwill is as follows (in 000s):

Balance at January 1, 2010 and December 31, 2010	$936,344
Additions	13,335

Balance at December 31, 2011	$949,679

Intangible assets consist of the following (in 000s):

	December 31, 2011				December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (a)	Gross carrying amount	Accumulated amortization	Net	Remaining useful life (a)
Customer relationships	$6,530	$(1,437)	$5,093	7.6	$3,050	$(897)	$2,153	6.0
Non-compete covenants	3,100	(1,216)	1,884	3.8	1,510	(755)	755	2.5
Tradenames	850	(377)	473	3.1	300	(250)	50	0.5

	$10,480	$(3,030)	$7,450		$4,860	$(1,902)	$2,958

(a)	Remaining useful life is weighted average, calculated based on the net book value and the remaining amortization period of each respective intangible asset.

Amortization expense was $1.1 million, $0.8 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2011, future amortization expense for the other intangible assets is estimated to be (in 000s):

2012	$1,495
2013	1,345
2014	1,193
2015	1,053
2016	881
Thereafter	1,483

Total	$7,450

(8) Fair Value

Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2011, no assets or liabilities were measured at fair value on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows (in 000s):

	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities from interest rate derivatives (a)	$33,673	$—	$33,673	$—
Assets from interest rate derivatives (a)	293	—	293	—

(a)	The Company’s interest rate derivative instruments are not traded on a market exchange and therefore the fair values are determined using valuation models which include assumptions about interest rates and the Company’s and the counterparty’s credit risk based on those observed in the underlying markets (LIBOR swap rate).

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) components as of December 31, 2011 were as follows (in 000s):

	Foreign Currency Translation	Fair Market Value of Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$21,722	$(19,630)	$2,092
Foreign currency translation	(3,028)	—	(3,028)
Change in fair value of cash flow hedges, net of tax	—	19,630	19,630

Balance at December 31, 2011	$18,694	$—	$18,694

(10) Common Stock

Common Stock

The Company has authorized 1,000 shares of no-par common stock. At December 31, 2011 and 2010 there were 1,000 shares issued and outstanding. All shares are owned by RSC Holdings II, LLC.

The Company’s ability to pay dividends to holders of common stock is limited as a practical matter by the New Senior ABL Revolving Facility and the indentures governing the Notes.

(11) Insurance Recoveries

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

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) Income Taxes

The components of the benefit for income taxes are as follows (in 000s):

	Years Ended December 31,
	2011	2010	2009
Domestic federal:
Current	$2,427	$(44,893)	$386
Deferred	(18,368)	1,738	(32,521)

Total domestic federal	(15,941)	(43,155)	(32,135)

Domestic state:
Current	1,195	1,073	(372)
Deferred	(92)	(4,285)	(3,930)

Total domestic state	1,103	(3,212)	(4,302)

Foreign federal:
Current	4,963	2,798	(7)
Deferred	(639)	(150)	(881)

Total foreign	4,324	2,648	(888)

	$(10,514)	$(43,719)	$(37,325)

A reconciliation of the benefit for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to loss before benefit for income taxes is as follows (in 000s):

	Years Ended December 31,
	2011	2010	2009
Computed tax at statutory tax rate	$(14,146)	$(41,032)	$(33,839)
Permanent items	909	613	735
State income taxes, net of federal tax benefit	(758)	(3,330)	(2,625)
Difference between federal statutory and foreign tax rate	(1,289)	(596)	(242)
Change in tax reserves	428	536	442
Change in estimated tax rates	668	(119)	(2,680)
Expiration of stock appreciation rights	—	—	946
Expiration of stock options	143	263	—
Merger costs	2,692	—	—
Change in valuation allowance	839	—	—
Other	—	(54)	(62)

Benefit for income taxes	$(10,514)	$(43,719)	$(37,325)

The Company’s investment in its foreign subsidiary is permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. Under GAAP, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Total undistributed earnings at December 31, 2011 and 2010 were $77.1 million and $66.0 million, respectively. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country. A hypothetical calculation of the deferred tax liability assuming that earnings were repatriated is not practicable.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at (in 000s):

	December 31,
	2011	2010
Deferred tax assets:
Accruals	$25,010	$21,164
Federal credits	378	154
Federal tax benefit of state reserves	292	343
Deferred financing costs (derivative)	—	12,550
Alternative minimum tax credits	1,347	—
State credits	839	839
Net operating loss	246,697	78,478

Total deferred tax assets	274,563	113,528
Less: Valuation allowance	(839)	—

Total net deferred tax assets (a) (b)	273,724	113,528

Deferred tax liabilities:
Intangibles	73,351	64,542
Capitalized leases	734	1,455
Property and equipment	488,726	342,711
Foreign	8,943	9,809
Deferred financing costs	8,182	7,961

Total deferred tax liabilities	579,936	426,478

Net deferred tax liability	$306,212	$312,950

(a)	Current deferred tax assets of approximately $122.9 million and $17.9 million were included in the consolidated balance sheets at December 31, 2011 and 2010, respectively.

(b)	Noncurrent deferred tax assets of approximately $150.8 million and $95.6 million were included in the consolidated balance sheets at December 31, 2011 and 2010, respectively.

As of December 31, 2011, deferred tax assets of $246.7 million were recorded for unutilized US Federal and State net operating loss carryforwards. The Federal net operating losses will begin to expire in 2030. With few exceptions, the state NOL’s expire over various years beginning in 2025.

As of December 31, 2011, deferred tax assets for state income tax credit carryfowards were $0.8 million which relate to credits generated as of December 31, 2004. These credits do not expire. A valuation allowance of $0.8 million was recorded at December 31, 2011 against these tax credits in the likelihood that they may not be utilized in the future.

In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. Based on the assessment, as of December 31, 2011, total valuation allowances of $0.8 million were recorded against deferred tax assets. Although realization is not assured, the Company concluded that it is more likely than not the remaining deferred tax assets of $273.7 million will be realized and as such no valuation allowance has been provided on these assets.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company files income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2007 or state and local income tax examinations by tax authorities for years before 2006. With few exceptions, the Company is no longer subject to Canadian income tax examinations by tax authorities for years before 2005. During the fourth quarter of 2010, the IRS commenced an examination of the Company’s federal income tax return for the tax year ending December 31, 2009.

The changes in the Company’s unrecognized tax benefits are as follows (in 000s):

Unrecognized Tax Benefits
Balance at January 1, 2011	$5,873
Additions based on tax positions related to the prior year	158
Reductions based on tax positions related to prior years	(110)
Reductions for tax positions related to prior years — Statute Limitations Lapse	(195)

Balance at December 31, 2011	$5,726

The total amount of unrecognized tax benefits as of December 31, 2011 and as of December 31, 2010 was approximately $5.7 million and $5.9 million, respectively. Of the unrecognized tax benefits, $5.2 million, if recognized, would affect the effective tax rate. The Company anticipates that the total amount of unrecognized tax benefits will decrease by $0.1 million over the next twelve months. The total amount of accrued interest and penalties as of December 31, 2011 and as of December 31, 2010 was approximately $1.5 million and $1.1 million, respectively.

During the fourth quarter of 2009, the Company determined that it had $6.5 million of deferred tax liabilities that were indemnified by Atlas as part of the Recapitalization. The Company accounted for this adjustment as a true-up to the Recapitalization entry by reducing deferred tax liabilities with an offsetting decrease to accumulated deficit.

Unrecognized tax benefits and associated interest and penalties of $0.7 million at both December 31, 2011 and 2010 are indemnified by Atlas through a separate agreement with Atlas (“Indemnified Positions”). The Company has established a receivable on its financial statements for these positions. Any future increase or decrease to the Indemnified Positions would result in a corresponding increase or decrease to its receivable balance from Atlas (“Indemnification Receivable”) and would not have an effect on the Company’s income tax expense. Unrecognized tax benefits and the associated interest and penalties of $6.5 million as of December 31, 2011 and $6.3 million as of December 31, 2010 are uncertain tax positions not related to the Indemnified Positions (“Un-indemnified Positions”). Interest and penalties associated with the Un-indemnified Positions are recorded as part of income tax expense.

(13) Commitments and Contingencies

At December 31, 2011, the Company had total available irrevocable letters of credit facilities outstanding of $93.9 million. Such irrevocable commercial and standby letters of credit facilities support various agreements, leases, and insurance policies. The total outstanding letters of credit include amounts with various suppliers that guarantee payment of rental equipment purchases upon reaching the specified payment date.

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

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14) Leases

Included in property and equipment in the consolidated balance sheets are the following assets held under capital leases (in 000s):

	December 31,
	2011	2010
Leased equipment	$216,373	$195,351
Less accumulated depreciation and amortization	(122,239)	(113,787)

Leased equipment	$94,134	$81,564

Capital lease obligations consist primarily of vehicle leases with periods expiring at various dates through 2019 at variable interest rates. Capital lease obligations amounted to $92.2 million and $77.8 million at December 31, 2011 and 2010, respectively.

The Company also rents equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Lease expense under operating leases amounted to $51.2 million, $50.8 million and $51.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments, by year and in the aggregate, for capital leases are as follows at (in 000s):

December 31,
2012	$29,393
2013	23,904
2014	18,338
2015	11,983
2016	6,595
Thereafter	7,834

Total minimum lease payments	$98,047

Less amount representing interest (2.44% at December 31, 2011)	(5,814)

Capital lease obligations	$92,233

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum lease payments, by year and in the aggregate, for noncancelable operating leases with initial or remaining terms of one year or more are as follows at (in 000s):

December 31,
2012	$54,157
2013	38,805
2014	28,032
2015	20,300
2016	15,729
Thereafter	16,674

Total minimum lease payments	$173,697

Less amount representing executed subleases	(4,019)

Total minimum lease payments, net of subleases	$169,678

(15) Legal and Insurance Matters

The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, and insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company has recorded accrued liabilities of $27.8 million and $29.2 million at December 31, 2011 and 2010, respectively, to cover the uninsured portion of estimated costs arising from these pending claims and other potential unasserted claims. The Company records claim recoveries from third parties when such recoveries are certain of being collected.

(16) Affiliated Company Transactions

Sales and rentals to Atlas of $104,000, $206,000 and $419,000 in 2011, 2010 and 2009, respectively, are included in revenues in the accompanying consolidated statements of operations. Amounts paid to Atlas for rental equipment and other purchases and for equipment rental were $55.3 million, $46.4 million and $14.5 million in 2011, 2010 and 2009, respectively. Amounts payable to Atlas were $18.2 million and $22.0 million at December 31, 2011 and 2010, respectively.

As part of the Recapitalization, Atlas assumed certain liabilities of the Company existing on the closing date, including tax liabilities for personal property and real estate. Additionally, Atlas agreed to indemnify the Company of any and all liabilities for income taxes which are imposed on the Company for a taxable period prior to the closing date of the Recapitalization. As the legal obligation for any such payments still resides with the Company, on the date of the Recapitalization, the Company recorded a receivable for any recorded liabilities to be paid by Atlas. At both December 31, 2011 and 2010, the Company had receivables of $0.6 million for such amounts, which are recorded within other long-term assets in the consolidated balance sheets.

During the fourth quarter of 2011, Atlas ceased to be an affiliate of the Company.

(17) Employee Benefit Plans

The Company currently sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company also sponsors a defined contribution pension plan for the benefit of full-time employees of its Canadian subsidiary. Under these plans, the Company matches a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $6.8 million, $5.7 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company sponsors a deferred compensation plan whereby amounts earned and contributed by an employee are invested and held in a Company created “rabbi trust”. Rabbi trusts are employee directed and administered by a third party. As the assets of the trust are available to satisfy the claims of general creditors in the event of Company bankruptcy, the amounts held in the trust are accounted for as an investment and a corresponding liability in the accompanying consolidated balance sheets and amounted to $2.2 million and $2.3 million at December 31, 2011 and 2010, respectively.

(18) Share-Based Compensation Plans

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period (generally the vesting period) in the consolidated financial statements based on their fair values.

Stock Incentive Plan

The RSC Holdings Inc. Amended and Restated Stock Incentive Plan, (the “Plan”) provides for the grant of non qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, deferred shares and common shares for purchase by the Company’s eligible employees and directors. The Board of Directors administers the Plan, which was adopted in December 2006 and amended and restated in May 2007 and April 2008. In April 2008, the Plan was amended to provide for the issuance of an additional 3,600,000 shares. There are 10,982,943 shares of common stock authorized under the Plan of which 2,595,814 remain available at December 31, 2011. The exercise price for stock options granted under the Plan will be no less than market value on the date of grant. Options granted under the Plan generally vest ratably over a four or five-year service period and have ten-year contractual terms. In addition to the service-based options, RSC Holdings also granted performance-based options in 2006 with equivalent terms to those described above except that the annual vesting is contingent on the Company achieving certain defined performance targets. In April 2011, the Board of Directors approved the Long-Term Incentive Equity Awards (“LTI”) to certain officers of the Company. The LTI consists of a combination of performance-based restricted stock units, time-based restricted stock units, and premium priced stock options.

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

	Years Ended December 31,
	2011	2010	2009
Expected volatility	64.0%	67.7%	68.0%
Dividend yield	—	—	—
Expected term (in years)	5.6	5.9	5.2
Risk-free interest rate	2.3%	2.8%	2.4%
Weighted average grant date fair value of options granted	$7.31	$4.47	$4.55

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes stock option activity:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000s)
Outstanding January 1, 2009	5,724,322	$7.72
Granted	838,400	7.74
Exercised	(39,235)	6.52
Forfeited or expired	(634,413)	7.80

Outstanding December 31, 2009	5,889,074	7.73
Granted	761,041	10.28
Exercised	(138,517)	6.85
Forfeited or expired	(860,486)	8.18

Outstanding December 31, 2010	5,651,112	8.03
Granted	695,200	14.85
Exercised	(595,366)	8.55
Forfeited or expired	(544,245)	7.56

Outstanding December 31, 2011	5,206,701	8.92	6.7	$49,810

Exercisable at December 31, 2011	3,258,604	7.55	5.7	$35,637

A total of 595,366 options were exercised in the year ended December 31, 2011 and the Company received cash of $5.1 million. The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock of December 31, 2011. The aggregate intrinsic value of the options exercised during the year was $3.6 million.

The Company recognizes compensation expense on stock options, adjusted for expected forfeitures, on a straight-line basis over the requisite service or performance period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Total compensation expense recognized for stock options in the years ended December 31, 2011, 2010 and 2009 was $4.6 million, $2.6 million and, $3.9 million, respectively. As of December 31, 2011, the Company had $9.1 million of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Accounting for Restricted Stock Units

The fair value for all restricted stock units (“RSUs”) granted to employees and the Company’s independent directors is equal to the market value of the shares at the date of grant and is amortized over the requisite service or performance period. During the years ended December 31, 2011, 2010, and, 2009 the Company recognized compensation expense on restricted stock units of $2.4 million, $1.2 million and $0.3 million, respectively. As of December 31, 2011, the Company had $7.4 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Performance-based restricted stock units granted to key employees vest upon certification by the Company achieving certain defined performance targets. Vesting of time-based restricted stock units is contingent upon the employees’ continued service through the specified vest date. The Company’s three independent Directors were granted restricted stock units which are fully vested and outstanding at December 31, 2011.

The following table summarizes restricted stock units activity:

Restricted Stock Units	Shares	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000s)
Outstanding at January 1, 2009 (a)	22,003
Granted	41,616
Released	—
Forfeited	—

Outstanding at December 31, 2009 (a)	63,619
Granted	580,155
Released	—
Forfeited	—

Outstanding at December 31, 2010 (a)	643,774
Granted	568,680
Released	(16,362)
Forfeited	(12,309)

Outstanding at December 31, 2011 (a)	1,183,783	2.3	$21,900

(a)	The outstanding balance includes all RSUs unvested and or unreleased at the end of each year. For the years ending December 31, 2011, 2010 and 2009, the Company’s three independent board members were granted 45,168, 73,710 and 41,616 RSUs which vested and remain unreleased and outstanding until they no longer serve on the Company’s Board of Directors.

In connection with the vesting of restricted stock units during the year ended December 31, 2011, the Company made a payment of $0.1 million related to employee statutory withholding taxes that was satisfied by withholding an aggregate of 5,595 of common stock of equal value from the respective employees.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(19) Business Segment and Geographic Information

The Company manages its operations on a geographic basis. Financial results of geographic regions are aggregated into one reportable segment since their operations have similar economic characteristics. These characteristics include similar products and services, processes for delivering these services, types of customers and long-term average margins.

The Company operates in the United States and Canada. Revenues are attributable to countries based on the location of the customers. The information presented below shows geographic information relating to revenues from external customers (in 000s):

	Years Ended December 31,
	2011	2010	2009
Revenues from external customers:
Domestic	$1,417,142	$1,155,854	$1,216,259
Foreign	105,072	78,570	67,195

Total	$1,522,214	$1,234,424	$1,283,454

The information presented below shows geographic information relating to rental equipment and property and equipment (in 000s):

	December 31,
	2011	2010
Rental equipment, net:
Domestic	$1,475,053	$1,253,862
Foreign	98,140	82,562

Total	$1,573,193	$1,336,424

Property and equipment, net:
Domestic	$116,175	$104,057
Foreign	6,939	6,722

Total	$123,114	$110,779

(20) Acquisition

On July 8, 2011, the Company acquired certain rights and assets of Independent Aerial Equipment (“IAE”). The acquisition, which consists primarily of rental fleet and three existing operations in New Jersey, Pennsylvania and Maryland, enabled the Company to strengthen its presence in the northeastern United States. The rights and assets were acquired in exchange for consideration of $49.1 million subject to certain post-close adjustments. In connection with the acquisition, the Company recorded $13.3 million of goodwill and $5.6 million of intangible assets with finite useful lives. Additionally, the Company incurred $0.1 million of transaction costs. The Company did not assume any liabilities. The purchase price allocation for IAE is subject to change during the acquisition measurement period.

RSC HOLDINGS III, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21) Selected Unaudited Quarterly Financial Data (in 000s, except per share amounts)

	Three months ending
2011	March 31	June 30	September 30	December 31
Total revenues	$326,920	$367,128	$407,372	$420,794
Gross profit	67,643	101,089	129,074	134,422
Income (loss) before benefit (provision) for income taxes	(80,545)	1,064	26,154	12,909
Net income (loss)	(50,432)	67	15,833	4,628
Net income (loss) per common share:
Basic and diluted	(50.43)	0.07	15.83	4.63

	Three months ending
2010	March 31	June 30	September 30	December 31
Total revenues	$260,740	$300,997	$333,784	$338,903
Gross profit	32,092	57,840	83,568	84,609
Loss before benefit for income taxes	(60,959)	(35,271)	(9,964)	(11,041)
Net loss	(37,828)	(22,115)	(6,422)	(7,151)
Net loss per common share:
Basic and diluted	(37.83)	(22.12)	(6.42)	(7.15)

Diluted net income ( loss) per common share for each of the quarters presented above is based on the respective weighted average number of common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year diluted net loss per common share amounts.